Form 10-Q
period 1996-06-30
CELLPRO INCORPORATED
filed 1996-08-09
CIK 878377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1996

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number    0-19472

                              CELLPRO, INCORPORATED
             (exact name of registrant as specified in its charter)

          Delaware                                     94-3087971
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

              22215 - 26th Avenue, S.E., Bothell, Washington 98021
              (Address of registrant's principal executive offices)
                                   (Zip Code)
                                 (206) 485-7644
              (Registrant's telephone number, including area code)

                                 Not Applicable
                      ____________________________________
        (Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                                                                  Outstanding at
                                                                   July 31, 1996

     Common Stock, $0.001 par value                                   14,387,671

                                      INDEX

PART I:     FINANCIAL INFORMATION                                                    PAGE
Item 1.     Financial Statements:

            Consolidated Balance Sheets - June 30, 1996
            and March 31, 1996....................................................    3

            Consolidated Statements of Operations - Three months ended
                 June 30, 1996 and 1995 and the period from
                 inception to June 30, 1996.......................................    4

            Consolidated Statements of Stockholders' Equity -
                 Period from inception to March 31, 1996 and for the
                 three-month period ended June 30, 1996...........................    5-6

            Consolidated Statements of Cash Flows - Three months ended
                 June 30, 1996 and 1995 and the period from
                 inception to June 30, 1996.........................................    7

            Notes to Consolidated Financial Statements............................    8-9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........................    9-12

PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings.....................................................    13

Item 6.     Exhibits and Reports on Form 8-K......................................    13

            All other items under Part II are inapplicable or have a negative response and are therefore omitted.

SIGNATURES........................................................................    14

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A Company in the Development Stage)
                           CONSOLIDATED BALANCE SHEETS

                        June 30, 1996 and March 31, 1996

                                     ASSETS

                                                                         June 30,         March 31,
                                                                           1996             1996
                                                                       ------------    ------------
Current Assets:                                                         (Unaudited)
     Cash and cash equivalents                                         $ 18,247,394    $ 17,076,098
     Marketable securities                                               51,745,421      57,067,753
     Trade receivables                                                    2,065,464       2,283,624
     Inventories                                                          5,062,260       4,384,452
     Other current assets                                                   464,012         555,904
                                                                       ------------    ------------
            Total current assets                                         77,584,551      81,367,831
     Property and equipment, net                                         15,603,862      16,504,305
     Other assets                                                            67,700          69,213
                                                                       ------------    ------------
            Total assets                                               $ 93,256,113    $ 97,941,349
                                                                       ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current portion of long-term debt                                 $    216,042    $    269,275
     Accounts payable                                                       992,018       1,104,467
     Accrued liabilities                                                  2,606,838       4,146,373
                                                                       ------------    ------------
            Total current liabilities                                     3,814,898       5,520,115
Long-term debt, net of current portion                                    1,380,170         208,001
                                                                       ------------    ------------
            Total liabilities                                             5,195,068       5,728,116
                                                                       ------------    ------------
Stockholders' equity:
     Common stock                                                            14,388          14,349
     Additional paid-in capital                                         168,399,977     167,971,991
     Foreign currency translation                                          (86,696)        (50,014)
     Net unrealized loss on securities
            available for sale                                             (37,465)       (102,127)
     Deficit accumulated during the
            development stage                                          (80,229,159)    (75,620,966)
                                                                       ------------    ------------
            Total stockholders' equity                                   88,061,045      92,213,233
                                                                       ------------    ------------
            Total liabilities and stockholders'
               equity                                                  $ 93,256,113    $ 97.941,349
                                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Continued)

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A Company in the Development Stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1996 and 1995
                 and the Period From Inception to June 30, 1996

                                   (Unaudited)

                                                                          For the period
                                                                         from inception to
                                                 Three months ended            June 30,
                                                       June 30,
                                              -------------------------------------------
                                                  1996           1995          1996
                                                  ----           ----          ----
Product sales                                 $ 1,997,960    $ 1,256,382    $14,734,779

Related party revenue                                  -              -       6,000,000

Contract and other revenue                          7,853             -       2,982,453

Interest income                                   942,631        999,580     14,329,841
                                              -----------    -----------    -----------
                                                2,948,444      2,255,962     38,047,073
                                              -----------    -----------    -----------
Costs and expenses:

Cost of product sales                           1,220,616        662,641      8,976,322

Research and development                        3,673,027      4,473,465     63,765,530

Selling, general and administrative             2,649,191      3,034,699     37,679,676

Interest                                           13,803         33,515        928,174

Litigation provision                                    -              -      6,926,530
                                              -----------    -----------    -----------
Total costs and expenses                        7,556,637      8,204,320    118,276,232
                                              -----------    -----------    -----------
Net loss                                      $(4,608,193)   $(5,948,358)  $(80,229,159)
                                              ===========    ===========   ============
Net loss per share                                $ (0.32)       $ (0.45)       $ (8.34)
                                              ===========    ===========   ============
Weighted average number of
shares outstanding during period               14,374,543     13,100,500      9,622,615
                                              ===========    ===========   ============

          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Continued)

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A Company in the Development Stage)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   Period From Inception to March 31, 1996 and
                 for the Three-Month Period Ended June 30, 1996
                                   (Unaudited)





                              Common stock                Preferred stock                          Foreign
                          ---------------------        ---------------------        Additional     currency
                                          Par                           Par          paid-in      translation
                          Shares         value         Shares          value         capital      adjustment
                          ------         -----         ------          -----         -------      ----------
Issuance of Common
    Stock to Founders
    for cash and
    notes receivable       655,000         $655                   $                $    18,995   $
Issuance of Series A
    Preferred Stock
    for cash                                           2,175,000          2,175      2,162,325
Issuance of Series B
    Preferred Stock
    for cash                                           2,503,332          2,503      7,482,704
Initial public sale
    of Common Stock
    for cash             3,450,000          3,450                                   34,725,220
Amortization of stock
    options                                                                            360,000
Exercise of warrant          7,273              7                                           (7)
Exercise of stock
    options                878,002            878                                    4,343,732
Conversion of Preferred
    Stock to Common      4,678,332          4,678     (4,678,332)        (4,678)
Public sale of Common
    Stock for cash       2,500,000          2,500                                   38,607,192
Employee stock
    purchase plan           48,089             48                                      549,551
Sale of Common Stock
    for cash, net        2,160,362          2,161                                   79,723,095
Foreign currency
    translation                                                                                      (50,014)
Shares retired             (28,125)           (28)                                        (816)
Net unrealized loss on
    securities
    available for sale
Net loss from inception
    to March 31, 1996   __________     __________     __________     __________   ____________    __________

Balance at
    March 31, 1996
                        14,348,933        $14,349              -     $       -    $167,971,991     $(50,014)



                                                    Net
                                                  unrealized      Deficit
                                                   loss on      accumulated
                                                 securities     during the
                                               available for    development
                                                    sale           stage          Total
                                               --------------   -----------       -----
Issuance of Common
    Stock to Founders
    for cash and
    notes receivable                          $                 $             $    19,650
Issuance of Series A
    Preferred Stock
    for cash                                                                    2,164,500
Issuance of Series B
    Preferred Stock
    for cash                                                                    7,485,207
Initial public sale
    of Common Stock
    for cash                                                                   34,728,670
Amortization of Stock
    options                                                                       360,000
Exercise of warrant
Exercise of stock
    options                                                                     4,344,610
Conversion of Preferred
    Stock to Common
Public sale of Common
    Stock for cash                                                             38,609,692
Employee stock
    purchase plan                                                                 549,599
Sale of Common Stock
    for cash, net                                                              79,725,256
Foreign currency
    translation                                                                   (50,014)
Shares retired                                                                       (844)
Net unrealized loss on
    securities
    available for sale                           (102,127)                       (102,127)
Net loss from inception
    to March 31, 1996                                          (75,620,966)   (75,620,966)
                                                ---------     ------------   ------------
Balance at
    March 31, 1996
                                                $(102,127)    $(75,620,966)   $92,213,233

          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Continued)

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A Company in the Development Stage)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   Period From Inception to March 31, 1996 and
                 for the Three-Month Period Ended June 30, 1996
                                   (Unaudited)

                                                                                                                  Net
                              Common stock               Preferred stock                                       unrealized
                              ------------               ---------------                        Foreign         loss on
                                                                                 Additional    currency        securities
                                          Par                         Par         paid-in     translation    available for
                          Shares         value        Shares         value        capital     adjustment          sale
                          ------         -----        ------         -----        -------     ----------     --------------
Balance at
    March 31, 1996
    (brought forward)     14,348,933   $  14,349                  $            $167,971,991   $  (50,014)     $  (102,127)
Exercise of stock
    options                   31,611          32                                    346,175
Foreign currency
    translation                                                                                  (36,682)
Employee  stock
    purchase plan              7,127           7                                     81,811
Net unrealized gain on
    securities
    available for sale                                                                                             64,662
Net loss for the three
    months ended
    June 30, 1996

                        -----------------------------------------------------------------------------------------------------
Balance at
    June 30, 1996         14,387,671   $  14,388                  $            $168,399,977   $  (86,696)     $   (37,465)
                          ==========   =========   ===========    =========    ============   ==========      ===========


                                                Deficit
                                              accumulated
                                              during the
                                              development
                                                 stage          Total
                                                 -----          -----
Balance at
    March 31, 1996
    (brought forward)                       $ 75,620,966)    $ 92,213,233
Exercise of stock
    options                                                       346,207
Foreign currency
    translation                                                   (36,682)
Employee  stock
    purchase plan                                                  81,818
Net unrealized gain on
    securities
    available for sale                                             64,662
Net loss for the three
    months ended
    June 30, 1996
                                              (4,608,193)      (4,608,193)
                                           -------------------------------
Balance at
    June 30, 1996                           $(80,229,159)    $ 88,061,045
                                            ============     ============


          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Continued)

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A Company in the Development Stage)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Three Months Ended June 30, 1996 and 1995
                 and the Period from Inception to June 30, 1996

                                                                                                   Period from
                                                                       Three months ended         inception to
                                                                            June 30,                 June 30,
                                                                            --------                 --------
                                                                     1996           1995              1996
                                                                     ----           ----              ----
                                                                         (Unaudited)               (Unaudited)
Net cash used in operating                                       $ (4,484,915)  $ (6,543,444)     $ (71,357,730)
   activities
                                                               ---------------  -------------     --------------
Investing activities:
    Purchase of property and equipment                                (82,557)      (625,809)       (26,948,153)
    Change in marketable securities                                         -              -        (55,583,061)
    Proceeds from sales and maturities
          of securities available for sale                          8,803,561     10,406,458         95,065,995
    Purchase of securities available
          for sale                                                 (3,416,567)    (8,293,011)       (91,265,820)
    Change in other assets                                              1,513        148,537            (67,700)
                                                               ---------------  -------------     --------------

Net cash provided (used) by                                         5,305,950      1,636,175        (78,798,739)
    investing activities
                                                               ---------------  -------------     --------------
Financing activities:
    Proceeds from long-term debt                                            -              -          3,568,600
    Principal payments on long-term debt                              (77,764)      (143,474)        (3,169,088)
    Issuance of Common Stock, net
         of issuance costs                                             428,025       206,854        158,354,644
    Issuance of Preferred Stock, net
         of issuance costs                                                   -             -          9,649,707
                                                               ---------------  -------------    ---------------
Net cash provided by financing activities                              350,261        63,380        168,403,863
                                                               ---------------  -------------     --------------
Net increase (decrease) in cash
    and cash equivalents                                             1,171,296    (4,843,889)        18,247,394

Cash and cash equivalents:
    Beginning of period                                             17,076,098    17,184,026                  -
                                                               ---------------  -------------     --------------
    End of period                                                $  18,247,394  $ 12,340,137      $  18,247,394
                                                               ===============  =============     ==============

          See accompanying notes to consolidated financial statements.

                           PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A Company in the Development Stage)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three Months Ended June 30, 1996
                                   (Unaudited)

1. Basis of Presentation - The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. In the opinion of management, all adjustments necessary for a fair presentation of the interim operating results are reflected herein. All such adjustments are normal and recurring in nature.

2. Principles of Consolidation - The consolidated financial statements include the accounts of CellPro, Incorporated (the Company) and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

3.      Inventories - Inventories consist of the following:

                                          June 30, 1996       March 31, 1996
                                          -------------       --------------
                Raw materials              $1,763,598           $1,241,599
                Work in process               743,949            1,407,472
                Finished goods              2,554,713            1,735,381
                                            ---------            ---------
                                           $5,062,260           $4,384,452
                                           ==========           ==========

4. Long-term Debt- During the current quarter, a payment schedule was finalized relating to $1.2 million in state sales taxes incurred on facilities construction which had been deferred under a Washington state tax provision. The debt will be due in five annual installments of 10%, 15%, 20%, 25%, and 30% of the balance, beginning December 31, 1998 with final payment due December 31, 2002. Previously, the debt had been included in accrued liabilities. The debt is non-interest bearing.

5. Supplemental Disclosures of Cash Flow Information - Cash paid for interest was $13,803 for the three months ended June 30, 1996 and $33,515 for the three months ended June 30, 1995. Cash paid for interest was $928,174 for the period from inception to June 30, 1996. Unrealized loss on securities available for sale decreased by $64,662 for the three months ended June 30, 1996. For the period from inception to June 30, 1996 unrealized loss on securities available for sale totaled $37,465.

6. Earnings Per Share - In accordance with rules of the Securities and Exchange Commission, earnings per share are based upon the weighted average number of shares of Common Stock outstanding after giving effect to the conversion of all outstanding shares of Preferred Stock into shares of Common Stock. In addition, for periods prior to the Company's initial public offering, common share equivalents for all stock options granted by the Company during the 12 months preceding the Company's initial public offering, determined by the treasury stock method, have been included in the calculation of weighted average number of common shares outstanding as if they were outstanding for all periods prior to the Company's initial public offering. Except for the foregoing, common stock equivalents have not been included because the effect would be anti-dilutive.

7. Reclassifications - Certain prior period amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in the section entitled "Investment Considerations" beginning on page 12 of this quarterly report on Form 10Q, in the section entitled "Investment Considerations" in the Company's Annual Report on Form 10K for the year ended March 31, 1996 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Since the commencement of operations in 1989, the Company has been a development stage company, primarily engaged in developing, manufacturing and marketing proprietary continuous-flow, cell- selection systems. These systems may be used for a variety of therapeutic, diagnostic and research applications. The Company has completed a Phase III clinical trial of its technology for concentration of stem cells utilized in autologous bone marrow transplantation for the treatment of cancer and filed a premarketing approval application (PMA) based on this trial. In April 1996, the Company was notified by the US Food and Drug Administration (FDA) that its PMA was approvable subject to submission of limited additional data, final approval of product labeling, and completion of GMP certification of its manufacturing facilities. The Company intends to move rapidly to complete the remaining requirements for commercialization in the United States. The CEPRATE(R) SC Stem Cell Concentration System (the "CEPRATE(R) SC System") already has received marketing approval throughout the 18-nation European Economic Area and Canada.

The Company's activities have been funded primarily by raising approximately $153 million through the sale of Common Stock, including two public offerings and two private sales to Corange International Limited ("Corange"), and $9.7 million through private sales of Preferred Stock prior to the Company's initial public offering. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next few years. For the period from inception to June 30, 1996, the Company incurred a cumulative net loss of approximately $80.2 million. The Company expects to continue to incur substantial expenses to support its operations, including the costs of preclinical and clinical studies, manufacturing scale-up costs and the expansion of its sales and marketing organization. The Company's results of operations may vary significantly from quarter to quarter during this period of development and the Company expects to continue to incur net operating losses during this period.

Results of Operations

Three Months Ended June 30, 1996 and 1995

Product sales increased to $2.0 million for the quarter ended June 30, 1996. This represents a 59% increase from the $1.3 million in sales reported in the quarter ended June 30, 1995. Increased sales of the CEPRATE(R) SC System accounted for the improvement. The CEPRATE(R) SC System is approved for use in the 18-member European Economic Area and Canada and commercially available in other European countries and in Asia Pacific and Latin America. In addition, the Company is selling the CEPRATE(R) SC System, on a limited basis, for investigational use in the United States under a cost recovery program. The CEPRATE(R) SC System is used to provide stem cells to repopulate the bone marrow of patients being treated for diseases such as breast and ovarian cancer, lymphoma, multiple myeloma and acute hematological malignancies.

Interest income totaled $943,000 for the quarter ended June 30, 1996. This was comparable to the $1.0 million earned in the quarter ended June 30, 1995. At June 30, 1996, the Company's cash, cash equivalents, and marketable securities totaled $70 million.

Cost of product sales was $1.2 million and $663,000 for the three months ended June 30, 1996 and 1995, respectively. As noted above, this increase for the quarter ended June 30, 1996 was primarily related to higher sales volumes. The gross margin percentage is lower in the current year's first quarter compared to the prior year's first quarter primarily due to the unfavorable impact of changes in foreign exchange rates on average selling prices. The majority of the Company's sales have been in Europe. These sales are denominated in various European currencies which were significantly weaker, against the US dollar, in the quarter ended June 30, 1996 than in the quarter ended June 30, 1995.

Research and development expense totaled $3.7 million for the quarter ended June 30, 1996 and $4.5 million in the quarter ended June 30, 1995. This reduction in research and development expense is the result of a refocusing of company resources on a reduced number of programs which was implemented during the first quarter of the prior fiscal year. The Company has completed patient enrollment in a second Phase III trial designed to demonstrate the CEPRATE(R) SC System's ability to deplete tumor cells from peripheral blood stem cell transplants in patients being treated for multiple myeloma. The CEPRATE(R) SC System is being used in over 60 additional clinical trials including applications in dose-intensified, multicycle chemotherapy to treat solid-tissue tumors and allogeneic matched- and mismatched-donor trials to treat leukemias. Additionally, the Company is participating in various gene therapy trials in which the CEPRATE(R) SC System is used to concentrate stem cells to enhance the efficiency of gene insertion to treat genetic disorders and diseases such as cancer and AIDS. Also, CellPro recently announced the initiation of a new trial using the CEPRATE(R) SC System to deplete T cells from the stem cell products to repopulate the marrow of patients receiving marrow-killing chemotherapy to treat multiple sclerosis.

Selling, general and administrative expenses were $2.6 million and $3.0 million for the quarters ended June 30, 1996 and 1995, respectively. The Company intends to increase sales and marketing activities in the United States in anticipation of a possible FDA approval expected later this fiscal year. Administrative costs will also increase as the Company's activities expand.

The above factors resulted in net operating losses of $4.6 million for the three months ended June 30, 1996 compared to $5.9 million for the three months ended June 30, 1995.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through the sale of Common Stock and Preferred Stock, generation of interest income and arrangements for equipment financing. Through June 30, 1996, the Company has raised $73.3 million through two public offerings and $79.7 million through two private sales of Common Stock, and $9.7 million from the sale of Preferred Stock. It has generated $14.3 million in interest income, $14.7 million in product sales and $9.0 million in contract and related party revenues.

Since inception, the Company has used $71.4 million of cash in operating activities and has invested $26.9 million in equipment and leasehold improvements. The Company has financed $3.6 million of these investments with secured lending arrangements.

The Company expects to incur substantial expenses in support of additional research and development activities, including the costs of preclinical and clinical studies, expansion of manufacturing activities and new product development. Selling, general and administrative expenses are also expected to increase as the Company builds its sales and marketing organization and expands administrative activities in support of the Company's anticipated expansion of commercial sales.

At June 30, 1996, the Company had $70 million in cash and marketable securities available to meet its future working capital needs. The Company anticipates that its capital resources should be sufficient to fund its cash requirements through approximately the fiscal year ending March 31, 1999. The preceding forward-looking statement is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The amount and timing of net expenditures of capital resources will depend on the Company's ability to increase product sales, the timing and extent of sales and marketing expenditures, including those incurred in support of product launches, the progress of ongoing research and development, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any collaborative research and development agreements, product marketing or licensing agreements, or other corporate partner arrangements, the FDA regulatory process, the outcome of patent litigation and other factors, many of which are beyond the Company's control.

Paeg 11 of 14

INVESTMENT CONSIDERATIONS:

The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the
"Reform Act") that provided a "safe harbor" for forward-looking statement made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal year ending March 31, 1997, for the fiscal quarter ending September 30, 1996, and for future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company. Stockholders, prospective investors and other readers should also refer to the more extensive discussion of investment considerations set forth in the Company's Annual Report on Form 10K for the year ended March 31, 1996 in the section titled "Investment Considerations".

Legal Proceedings:

On August 4, 1995, a jury found in favor of CellPro regarding a three year-old patent dispute between CellPro and Baxter Healthcare Corporation, Becton Dickinson and Company and The Johns Hopkins University (collectively "plaintiffs"). The verdict stated that the four patents in question were not infringed by CellPro's manufacture, use and sale of the CEPRATE(R) SC System or the CEPRATE(R) LC System. Additionally, the jury found that the claims of the patents asserted against CellPro were invalid and unenforceable. Post-trial motions were filed by both parties.

On July 1, 1996, the United States District Court for the District of Delaware ordered a new trial in response to a motion made by the plaintiffs. In addition, the Court partially granted plaintiffs' motion for judgment as a matter of law as to the issues of infringement, inducement of infringement and enablement with respect to US Patent No. 4,965,680, as well as the issue of induced infringement with respect to US Patent No. 5,130,144. The Court's order did not rule on the issue of validity of any of the patents.

The Court's order does not hold any claim of any of the four patents both valid and infringed. Therefore, the disposition of this case at the trial court level, with regard to all patents at issue, will not be completed until a new trial takes place. A tentative new trial date of October 21, 1996 has been scheduled. The claims of antitrust and unfair competition filed by CellPro in this case against the plaintiffs will be delayed until completion of this new jury trial. The Court did not make any ruling on CellPro's motion that the patents in suit were obtained through inequitable conduct and, therefore, unenforceable.

The Company expects to continue to incur substantial expenses in connection with this litigation for the foreseeable future. These expenses could have a material effect on the Company's results of operations and financial position in future periods.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See discussion under "Investment Considerations - Legal Proceedings" in Part I,
Item 2, above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CELLPRO, INCORPORATED
                                  (Registrant)

Date:  August 9, 1996

                                  /s/ Richard D. Murdock
                                  ---------------------------------------------
                                  Richard D. Murdock
                                  President
                                  Chief Executive Officer and
                                  Director

                                  /s/ Larry G. Culver
                                  ---------------------------------------------
                                  Larry G. Culver
                                  Executive Vice President,
                                  Chief Operating Officer,
                                  Chief Financial Officer
                                  and Director
                                    (Chief Accounting Officer)