Form 10-Q
period 1996-09-30
CELLPRO INCORPORATED
filed 1996-11-12
CIK 878377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1996
                               -------------------------------------------------

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission File number      0-19472
                       ------------------------------------------------------

                              CELLPRO, INCORPORATED
             (exact name of registrant as specified in its charter)

         Delaware                                      94-3087971
         --------                                      ----------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

              22215 - 26th Avenue, S.E., Bothell, Washington 98021
              ----------------------------------------------------
              (Address of registrant's principal executive offices)
                                   (Zip Code)
                                 (206) 485-7644
                                 --------------
              (Registrant's telephone number, including area code)

                       Not Applicable
                 -----------------------------------------
      (Former name, former address, and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                                                      Outstanding at
                                                      October 31, 1996
                                                      ----------------

    Common Stock, $0.001 par value                      14,434,544

                                      INDEX

PART I:    FINANCIAL INFORMATION                                          PAGE


Item 1.    Financial Statements:


           Consolidated Balance Sheets - September 30, 1996
           and March 31, 1996............................................   3

           Consolidated Statements of Operations
               Three and six months ended September 30, 1996
               and 1995 and the period from inception to
               September 30, 1996........................................   4

           Consolidated Statements of Stockholders' Equity -
               Period from inception to March 31, 1996 and for the
               six-month period ended September 30, 1996.................   5-6

           Consolidated Statements of Cash Flows -
               Six months ended September 30, 1996
               and 1995 and the period from inception to
               September 30, 1996........................................   7

           Notes to Consolidated Financial Statements....................   8-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................   9-13


PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................   13

Item 6.    Exhibits and Reports on Form 8-K..............................   14

           All other items under Part II are inapplicable or have a negative response and are therefore omitted.

SIGNATURES ..............................................................   15

                          PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A Company in the Development Stage)
                           CONSOLIDATED BALANCE SHEETS

                      September 30, 1996 and March 31, 1996


                                     ASSETS

                                                          September 30,          March 31,
                                                              1996                 1996
                                                          -------------        -------------
Current Assets:                                            (Unaudited)
    Cash and cash equivalents                             $  18,106,006        $  17,076,098
    Marketable securities                                    47,148,205           57,067,753
    Trade receivables                                         2,171,548            2,283,624
    Inventories                                               5,148,089            4,384,452
    Other current assets                                        615,058              555,904
                                                          -------------        -------------
         Total current assets                                73,188,906           81,367,831

Property and equipment, net                                  14,877,489           16,504,305
Other assets                                                     69,619               69,213
                                                          -------------        -------------
         Total assets                                     $  88,136,014        $  97,941,349
                                                          =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                     $     163,668        $     269,275
    Accounts payable                                          1,025,163            1,104,467
    Accrued liabilities                                       2,551,977            4,146,373
                                                          -------------        -------------
         Total current liabilities                            3,740,808            5,520,115

Long-term debt, net of current
     portion                                                  1,397,689              208,001
                                                          -------------        -------------
         Total liabilities                                    5,138,497            5,728,116
                                                          -------------        -------------
Stockholders' equity:
    Common stock                                                 14,405               14,349
    Additional paid-in capital                              168,434,180          167,971,991
    Foreign currency translation                                (59,352)             (50,014)
    Net unrealized loss on
         securities available for sale                          (51,642)            (102,127)
    Deficit accumulated during the
         development stage                                  (85,340,074)         (75,620,966)
                                                          -------------        -------------
         Total stockholders' equity                          82,997,517           92,213,233
                                                          -------------        -------------
         Total liabilities and
         stockholders' equity                             $  88,136,014        $  97,941,349
                                                          =============        =============

          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A Company in the Development Stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Six Months Ended September 30, 1996 and 1995
               and the Period From Inception to September 30, 1996
                                   (Unaudited)

                                                                                                                    Period from
                                         Three months ended                        Six months ended                 inception to
                                            September 30,                            September 30,                  September 30,
                                            -------------                            -------------                  -------------
                                      1996                 1995                1996                 1995                 1996
                                      ----                 ----                ----                 ----                 ----
Product sales                    $   1,923,263        $   1,251,045       $   3,921,223        $   2,507,426        $  16,658,042
Related party revenue                       --            6,000,000                  --            6,000,000            6,000,000
Contract and other revenue               5,961                   --              13,814                   --            2,988,414
Interest income                      1,117,092            1,048,330           2,059,723            2,047,910           15,446,933
                                 -------------        -------------       -------------        -------------        -------------
                                     3,046,316            8,299,375           5,994,760           10,555,336           41,093,389
                                 -------------        -------------       -------------        -------------        -------------
Costs and expenses:

Cost of product sales                1,074,994              662,664           2,295,610            1,325,304           10,051,316
Research and
  development                        3,802,301            3,831,938           7,475,328            8,305,398           67,567,831
Selling, general
  and administrative                 3,267,079            3,285,138           5,916,270            6,319,837           40,946,755
Interest                                12,857               19,757              26,660               53,272              941,031
Litigation provision                        --                   --                  --                   --            6,926,530
                                 -------------        -------------       -------------        -------------        -------------
Total costs and
  expenses                           8,157,231            7,799,497          15,713,868           16,003,811          126,433,463
                                 -------------        -------------       -------------        -------------        -------------
Net income (loss)                $  (5,110,915)       $     499,878       $  (9,719,108)       $  (5,448,475)       $ (85,340,074)
                                 =============        =============       =============        =============        =============
Net income (loss) per
  share                          $       (0.36)       $        0.03       $       (0.68)       $       (0.40)       $       (8.72)
                                 =============        =============       =============        =============        =============
Weighted average
  number of shares
  outstanding during
  period                            14,393,595           14,246,164          14,384,069           13,462,118            9,781,647
                                 =============        =============       =============        =============        =============


          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A Company in the Development Stage)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Period From Inception to March 31, 1996 and
                for the Six-Month Period Ended September 30, 1996
                                   (Unaudited)

                                     Common Stock                    Preferred Stock
                                     ------------                    ---------------                                   Foreign
                                                                                                  Additional          currency
                                                   Par                              Par             paid-in          translation
                                 Shares           Value           Shares           Value            capital          adjustment
                                 ------           -----           ------           -----            -------          ----------
Issuance of Common
   Stock to founders
   for cash and
   notes receivable               655,000        $   655                          $              $     18,995       $

Issuance of Series A
   Preferred Stock
   for cash                                                      2,175,000          2,175           2,162,325

Issuance of Series B
   Preferred Stock
   for cash                                                      2,503,332          2,503           7,482,704

Initial public sale
   of Common Stock
   for cash                     3,450,000          3,450                                           34,725,220

Amortization of stock
   options                                                                                            360,000

Exercise of warrant                 7,273              7                                                   (7)

Exercise of stock
   options                        878,002            878                                            4,343,732

Conversion of Preferred
   Stock to Common              4,678,332          4,678        (4,678,332)        (4,678)

Public sale of Common
   Stock for cash               2,500,000          2,500                                           38,607,192

Employee stock
   purchase plan                   48,089             48                                              549,551

Sale of Common Stock for
   cash, net                    2,160,362          2,161                                           79,723,095

Foreign currency
   translation                                                                                                       (50,014)

Shares retired                    (28,125)           (28)                                                (816)

Net unrealized loss on
   securities available
   for sale

Net loss from inception
   to March 31, 1996
                               ----------        -------        ----------        -------        ------------       --------
Balance at
   March 31, 1996              14,348,933        $14,349                --        $    --        $167,971,991       $(50,014)


                                           Net                 Deficit
                                        unrealized           accumulated
                                         loss on              during the
                                        securities           development
                                    available for sale          stage              Total
                                    ------------------          -----              -----
Issuance of Common
   Stock to founders
   for cash and
   notes receivable                     $                   $                   $     19,650

Issuance of Series A
   Preferred Stock
   for cash                                                                        2,164,500

Issuance of Series B
   Preferred Stock
   for cash                                                                        7,485,207

Initial public sale
   of Common Stock
   for cash                                                                       34,728,670

Amortization of stock
   options                                                                           360,000

Exercise of warrant

Exercise of stock
   options                                                                         4,344,610

Conversion of Preferred
   Stock to Common

Public sale of Common
   Stock for cash                                                                 38,609,692

Employee stock
   purchase plan                                                                     549,599

Sale of Common Stock for
   cash, net                                                                      79,725,256

Foreign currency
   translation                                                                       (50,014)

Shares retired                                                                          (844)

Net unrealized loss on
   securities available                  (102,127)                                  (102,127)
   for sale

Net loss from inception
   to March 31, 1996                                         (75,620,966)        (75,620,966)
                                        ---------           ------------        ------------
Balance at
   March 31, 1996                       $(102,127)          $(75,620,966)       $ 92,213,233


          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A Company in the Development Stage)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Period From Inception to March 31, 1996 and
                for the Six-Month Period Ended September 30, 1996
                                   (Unaudited)


                                     Common Stock                    Preferred Stock
                                     ------------                    ---------------                                   Foreign
                                                                                                  Additional          currency
                                                   Par                              Par             paid-in          translation
                                 Shares           Value           Shares           Value            capital          adjustment
                                 ------           -----           ------           -----            -------          ----------
Balance at
   March 31, 1996
   (brought forward)           14,348,933       $ 14,349                         $              $167,971,991         $ (50,014)
Exercise of stock
   options                         49,382             49                                             380,378
Foreign currency
   translation                                                                                                          (9,338)
Employee  stock
   purchase plan                    7,127              7                                              81,811
Net unrealized gain on
   securities available
   for sale
Net loss for the six
   months ended
   September 30, 1996
                               ----------       --------          ------          ------        ------------          ---------
Balance at
  September 30, 1996           14,405,442       $ 14,405              --          $   --        $168,434,180          $ (59,352)
                               ==========       ========          ======          ======        ============          =========


                                           Net                 Deficit
                                        unrealized           accumulated
                                         loss on              during the
                                        securities           development
                                    available for sale          stage              Total
                                    ------------------          -----              -----
Balance at
   March 31, 1996
   (brought forward)                $        (102,127)      $(75,620,966)       $92,213,233
Exercise of stock
   options                                                                          380,427
Foreign currency
   translation                                                                       (9,338)
Employee  stock
   purchase plan                                                                     81,818
Net unrealized gain on
   securities available
   for sale                                    50,485                                50,485
Net loss for the six
   months ended
   September 30, 1996                                         (9,719,108)        (9,719,108)
                                    -----------------       ------------        ------------
Balance at
  September 30, 1996                         $(51,642)      $(83,340,074)      $(82,997,517)
                                    =================       ============       ============

          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A Company in the Development Stage)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended September 30, 1996 and 1995
               and the Period From Inception to September 30, 1996



                                                                                           Period from
                                                         Six months ended                  inception to
                                                          September 30,                    September 30,
                                                          -------------                    -------------
                                                     1996                 1995                  1996
                                                 -------------        -------------        -------------
                                                             (Unaudited)                    (Unaudited)
Net cash used in operating
   activities                                    $  (8,929,735)       $  (6,670,759)       $ (75,802,550)
                                                 -------------        -------------        -------------
Investing activities:
     Purchase of property and equipment               (359,600)            (633,006)         (27,225,196)
     Change in marketable securities                      --                   --            (55,583,061)
     Proceeds from sales and maturities
         of securities available for sale           16,874,876           10,021,192          103,137,310
     Purchase of securities available
         for sale                                   (6,904,843)          (8,703,192)         (94,754,096)
     Change in other assets                               (406)             239,937              (69,619)
                                                 -------------        -------------        -------------
Net cash provided (used) by
     investing activities                            9,610,027              924,931          (74,494,662)
                                                 -------------        -------------        -------------

Financing activities:
     Proceeds from long-term debt                       32,000               36,800            3,600,600
     Principal payments on
         long-term debt                               (144,629)            (283,676)          (3,235,953)
     Issuance of Common Stock, net
         of issuance costs                             462,245           25,334,420          158,388,864
     Issuance of Preferred Stock, net
         of issuance costs                                --                   --              9,649,707
                                                 -------------        -------------        -------------
 Net cash provided by financing activities
                                                       349,616           25,087,544          168,403,218
                                                 -------------        -------------        -------------
Net increase in cash and cash
     equivalents                                     1,029,908           19,341,716           18,106,006

Cash and cash equivalents:
     Beginning of period                            17,076,098           17,184,026                 --
                                                 -------------        -------------        -------------
     End of period                               $  18,106,006        $  36,525,742        $  18,106,006
                                                 =============        =============        =============


          See accompanying notes to consolidated financial statements.

                         PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A Company in the Development Stage)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Six Months Ended September 30, 1996
                                   (Unaudited)


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

3.     Inventories - Inventories consist of the following:

                                 September 30, 1996      March 31, 1996
                                 ------------------      --------------
           Raw materials                 $1,657,759           $1,241,599
           Work in process                  552,197            1,407,472
           Finished goods                 2,938,133            1,735,381
                                          ---------            ---------
                                         $5,148,089           $4,384,452
                                         ==========           ==========


4. Long-term Debt - During the fiscal quarter ended June 30, 1996, a payment schedule was finalized relating to $1.2 million in state sales taxes incurred on facilities construction which had been deferred under a Washington state tax provision. The first payment will be due on December 31, 1998. Previously, the debt had been included in accrued liabilities. The debt is non-interest bearing.

5. Supplemental Disclosures of Cash Flow Information - Cash paid for interest was $26,660 for the six months ended September 30, 1996 and $53,272 for the six months ended September 30, 1995. Cash paid for interest was $941,031 for the period from inception to September 30, 1996. Unrealized loss on securities available for sale decreased by $50,485 for the six months ended September 30, 1996. For the period from inception to September 30, 1996 unrealized loss on securities available for sale totaled $51,642.

6. Earnings Per Share - In accordance with rules of the Securities and Exchange Commission, earnings per share are based upon the weighted average number of shares of Common Stock outstanding after giving effect to the conversion of all outstanding shares of Preferred Stock into shares of Common Stock. In addition, for periods prior to the Company's initial public offering, common share equivalents for all stock options granted by the Company during the 12 months preceding the Company's initial public offering, determined by the treasury stock method, have been included in the calculation of weighted average number of common shares outstanding as if they were outstanding for all periods prior to the Company's initial public offering. Also, for the quarter ended September 30, 1995, common share equivalents, determined by the treasury stock method, have been included in the weighted average number of common shares outstanding. Except for the foregoing, common stock equivalents have not been included because the effect would be anti-dilutive.

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

Since the commencement of operations in 1989, the Company has been a development stage company, primarily engaged in developing, manufacturing and marketing proprietary continuous-flow, cell-selection systems. These systems may be used for a variety of therapeutic, diagnostic and research applications. The Company has completed a Phase III clinical trial of its technology for concentration of stem cells utilized in autologous bone marrow transplantation for the treatment of cancer and filed a premarketing approval application (PMA) based on this trial. In April 1996, the Company was notified by the US Food and Drug Administration (FDA) that its PMA was approvable subject to submission of limited additional data, final approval of product labeling, and completion of GMP certification of its manufacturing facilities. The CEPRATE(R) SC Stem Cell Concentration System (the "CEPRATE(R) SC System") already has received marketing approval throughout the 18-nation European Economic Area and Canada.

The Company's activities have been funded primarily by raising approximately $153 million through the sale of Common Stock, including two public offerings and two private sales to Corange International Limited ("Corange"), and $9.7 million through private sales of Preferred Stock prior to the Company's initial public offering. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next few years. For the period from inception to September 30, 1996, the Company incurred a cumulative net loss of approximately $85.3 million. The Company expects to continue to incur substantial expenses to support its operations, including the costs of preclinical and clinical studies, manufacturing scale-up costs and the expansion of its sales and marketing organization. The Company's results of operations may vary significantly from quarter to quarter during this period of development and the Company expects to continue to incur net operating losses during this period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Product sales increased to $1.9 million for the quarter ended September 30, 1996. This represents a 54% increase from the $1.3 million in sales reported in the quarter ended September 30, 1995. Increased sales of the CEPRATE(R) SC System accounted for the improvement. The CEPRATE(R) SC System is approved for use in the 18-member European Economic Area and Canada and commercially available in other European countries and in Asia Pacific and Latin America. In addition, the Company is selling the CEPRATE(R) SC System, on a limited basis, for investigational use in the United States under a cost recovery program. The CEPRATE(R) SC System is used to provide stem cells to repopulate the bone marrow of patients being treated for diseases such as breast and ovarian cancer, lymphoma, multiple myeloma and acute hematological malignancies.

Related party revenue for the quarter ended September 30, 1995 consists of $6 million received by CellPro for prior research and development services. This is a non-recurring revenue item. The amount was received from Corange International Limited ("Corange") as part of the termination of business arrangements between CellPro and Corange.

Interest income totaled $1.1 million for the quarter ended September 30, 1996. This was comparable to the $1.0 million earned in the quarter ended September 30, 1995. At September 30, 1996, the Company's cash, cash equivalents, and marketable securities totaled $65.3 million.

Cost of product sales was $1.1 million and $663,000 for the three months ended September 30, 1996 and 1995, respectively. As noted above, this increase for the quarter ended September 30, 1996 was primarily related to higher sales volumes. The gross margin percentage is lower in the current year's second quarter compared to the prior year's second quarter primarily due to the unfavorable impact of changes in foreign exchange rates on average selling prices. The majority of the Company's sales have been in Europe. These sales are denominated in various European currencies which were weaker, against the US dollar, in the quarter ended September 30, 1996, than in the quarter ended September 30, 1995.

Research and development expense totaled $3.8 million for the quarter ended September 30, 1996, unchanged from the $3.8 million in the quarter ended September 30, 1995. The Company has completed patient enrollment in a second Phase III trial designed to demonstrate the CEPRATE(R) SC System's ability to deplete tumor cells from peripheral blood stem cell transplants in patients being treated for multiple myeloma. This clinical trial is in the post-treatment patient follow-up phase. In October 1996, the Company began a multicenter Phase I/II clinical trial utilizing the CEPRATE(R) SC System together with the CEPRATE(R) TCD T-Cell Depletion System, for mismatched allogeneic transplantation in children with leukemia. Trial subjects are children who need stem cell transplants, but for whom no matched donor can be found. These children typically do not have any viable alternative treatment option. The CEPRATE(R) SC System is being used in numerous additional clinical trials including applications in dose-intensified, multicycle chemotherapy to treat solid-tissue tumors and allogeneic matched- and mismatched-donor trials to treat leukemias. Additionally, the Company is participating in various gene therapy trials in which the CEPRATE(R) SC System is used to concentrate stem cells to enhance the efficiency of gene insertion to treat genetic disorders and diseases such as cancer and AIDS. Also, CellPro recently announced the initiation of a new trial using the CEPRATE(R) SC System to deplete T cells from the stem cell products used to repopulate the marrow of patients receiving marrow-killing chemotherapy to treat multiple sclerosis.

Selling, general and administrative expenses were $3.3 million for both of the quarters ended September 30, 1996 and 1995. The Company intends to increase sales and marketing activities in the United States in anticipation of a possible FDA approval expected later this fiscal year. Administrative costs will also increase as the Company's activities expand.

The above factors resulted in net operating losses of $5.1 million for the three months ended September 30, 1996 compared to net income of $500,000 for the three months ended September 30, 1995.

SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Product sales increased to $3.9 million for the six months ended September 30, 1996, from $2.5 million in the comparable prior year six month period. The increase was attributable to international sales of the CEPRATE(R) SC System and increased sales in the United States under a cost recovery program.

As discussed above, related party revenue of $6 million for the six months ending September 30, 1995 represents a non-recurring payment received for research and development services from Corange.

Interest income was $2.1 and $2.0 million for the six month periods ended September 30, 1996 and 1995, respectively. Higher average rates of return in the current year period were offset by lower average cash balances available for investment compared to the comparable 1995 period.

Cost of product sales was $2.3 million for the six months ended September 30, 1996 and $1.3 million for the six months ended September 30, 1995. The increase in cost of product sales resulted from increased sales, as discussed above.

Research and development expenses totaled $7.5 million for the six months ended September 30, 1996, and $8.3 million for the six months ended September 30, 1995. The decrease resulted from a refocusing of Company resources on a reduced number of programs which was implemented during the first quarter of the prior fiscal year.

Selling, general and administrative expenses were $5.9 million and $6.3 million for the six-month periods ended September 30, 1996 and 1995, respectively. The decrease was due to reduced legal fees in connection with patent litigation, described below. This was partially offset by increased sales and marketing expenses.

The net operating loss totaled $9.7 million for the six months ended September 30, 1996, compared to $5.4 million for the six months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of Common Stock and Preferred Stock, generation of interest income and arrangements for equipment financing. Through September 30, 1996, the Company has raised $73.3 million through two public offerings and $79.7 million through two private sales of Common Stock, and $9.7 million from the sale of Preferred Stock. It has generated $15.4 million in interest income, $16.7 million in product sales and $9.0 million in contract and related party revenues.

Since inception, the Company has used $75.8 million of cash in operating activities and has invested $27.2 million in equipment and leasehold improvements. The Company has financed $3.6 million of these investments with secured lending arrangements.

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

At September 30, 1996, the Company had $65.3 million in cash and marketable securities available to meet its future working capital needs. The Company anticipates that its capital resources should be sufficient to fund its cash requirements through approximately the fiscal year ending March 31, 1999. The preceding forward-looking statement is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The amount and timing of net expenditures of capital resources will depend on the Company's ability to increase product sales, the timing and extent of sales and marketing expenditures, including those incurred in support of product launches, the progress of ongoing research and development, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any collaborative research and development agreements, product marketing or licensing agreements, or other corporate partner arrangements, the FDA regulatory process, the outcome of patent litigation and other factors, many of which are beyond the Company's control.

INVESTMENT CONSIDERATIONS:

The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provided a "safe harbor" for forward-looking statement made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal year ending March 31, 1997, for the fiscal quarter ending December 31, 1996, and for future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company. Stockholders, prospective investors and other readers should also refer to the more extensive discussion of investment considerations set forth in the Company's Annual Report on Form 10K for the year ended March 31, 1996 in the section titled "Investment Considerations". Particular attention should be given to the Investment Considerations labeled "Uncertainty of Product Acceptance" and "Legal Proceedings" in CellPro's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.




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

The Court's order does not hold any claim of any of the four patents both valid and infringed. Therefore, the disposition of this case at the trial court level, with regard to all patents at issue, will not be completed until a new trial takes place. A tentative new trial date of October 21, 1996 was initially scheduled, but the trial was postponed pursuant to a request by plaintiffs. The Court has tentatively rescheduled the trial for March 3, 1997. The claims of antitrust and unfair competition filed by CellPro in this case against the plaintiffs will be delayed until completion of this new jury trial. The Court has not yet made any ruling on CellPro's motion that the patents in suit were obtained through inequitable conduct and, are therefore, unenforceable.

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








                              CELLPRO, INCORPORATED
                              (Registrant)


Date:  November 8, 1996


                               /s/ Richard D. Murdock
                              -----------------------------------------
                               Richard D. Murdock
                               President
                               Chief Executive Officer and
                               Director



                               /s/ Larry G. Culver
                              -----------------------------------------
                               Larry G. Culver
                               Executive Vice President,
                               Chief Operating Officer,
                               Chief Financial Officer
                               and Director
                                  (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------




Exhibit 27                                      Financial Data Schedule