Form 10-Q
period 1996-12-31
CELLPRO INCORPORATED
filed 1997-02-12
CIK 878377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File number 0-19472


                              CELLPRO, INCORPORATED
             (exact name of registrant as specified in its charter)


           Delaware                                       94-3087971
          ----------                                     ------------
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

                                 Not Applicable
     (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                                               Outstanding at
                                               January 31, 1997
                                               -----------------
   Common Stock, $0.001 par value              14,460,628

                                                  INDEX


PART I:   FINANCIAL INFORMATION                                                   PAGE
                                                                                  ----
Item 1.   Financial Statements:

          Consolidated Balance Sheets - December 31, 1996
          and March 31, 1996......................................................   3

          Consolidated Statements of Operations - Three and nine months ended
             December 31, 1996 and 1995 and the period from inception to
             December 31, 1996....................................................   4

          Consolidated Statements of Stockholders' Equity -
             Period from inception to March 31, 1996 and for the
             nine-month period ended December 31, 1996............................   5-6

          Consolidated Statements of Cash Flows - Nine months ended December
             31, 1996 and 1995 and the period from inception to
             December 31, 1996....................................................   7

          Notes to Consolidated Financial Statements..............................   8-9


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........................   9-13


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................   13

Item 6.   Exhibits and Reports on Form 8-K........................................   13

          All other items under Part II are inapplicable or have a negative response and are therefore omitted.


SIGNATURES   .....................................................................   14

                          PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1996 AND MARCH 31, 1996

                                     ASSETS


                                                  December 31,       March 31,
                                                      1996             1996
                                                  -------------   -------------
Current Assets:                                   (Unaudited)
   Cash and cash equivalents                      $  18,340,843   $  17,076,098
   Marketable securities                             41,474,779      57,067,753
   Trade receivables                                  2,625,742       2,283,624
   Inventories                                        4,778,225       4,384,452
   Other current assets                                 620,467         555,904
                                                  -------------   -------------

        Total current assets                         67,840,056      81,367,831

Property and equipment, net                          14,033,356      16,504,305
Other assets                                            101,497          69,213
                                                  -------------   -------------

        Total assets                              $  81,974,909   $  97,941,349
                                                  =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt              $     108,141   $     269,275
   Accounts payable                                   1,383,841       1,104,467
   Accrued liabilities                                2,406,061       4,146,373
                                                  -------------   -------------

        Total current liabilities                     3,898,043       5,520,115

Long-term debt, net of current
    portion                                           1,422,484         208,001
                                                  -------------   -------------

        Total liabilities                             5,320,527       5,728,116
                                                  -------------   -------------

Stockholders' equity:
   Common stock                                          14,452          14,349
   Additional paid-in capital                       169,188,146     167,971,991
   Foreign currency translation                         (77,167)        (50,014)
   Net unrealized loss on
        securities available for sale                   (43,532)       (102,127)
   Deficit accumulated during the
        development stage                           (92,427,517)    (75,620,966)
                                                  -------------   -------------

        Total stockholders' equity                   76,654,382      92,213,233
                                                  -------------   -------------

        Total liabilities and stockholders'
        equity                                    $  81,974,909   $  97,941,349
                                                  =============   =============


          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
               AND THE PERIOD FROM INCEPTION TO DECEMBER 31, 1996


                                   (Unaudited)


                                                                                                  Period from
                                  Three months ended                 Nine months ended           inception to
                                      December 31,                       December 31,             December 31,
                              -----------------------------    ------------------------------    -------------
                                  1996             1995            1996             1995             1996
                              ------------    -------------    -------------    -------------    -------------
Product sales                 $  2,466,533    $   1,985,374    $   6,387,756    $   4,492,800    $  19,124,575

Related party revenue                 --               --               --          6,000,000        6,000,000

Contract and other revenue          52,017           41,600           65,831           41,600        3,040,431

Interest income                    722,733        1,189,053        2,782,456        3,236,963       16,169,666
                              ------------    -------------    -------------    -------------    -------------
                                 3,241,283        3,216,027        9,236,043       13,771,363       44,334,672
                              ------------    -------------    -------------    -------------    -------------
Costs and expenses:

Cost of product sales            1,268,884        1,122,945        3,564,494        2,448,249       11,320,200

Research and
  development                    4,580,142        3,861,652       12,055,470       12,167,050       72,147,973

Selling, general
  and administrative             4,467,720        3,098,143       10,383,990        9,417,980       45,414,475

Interest                            11,980           18,347           38,640           71,619          953,011

Litigation provision                  --               --               --               --          6,926,530
                              ------------    -------------    -------------    -------------    -------------
Total costs and
  expenses                      10,328,726        8,101,087       26,042,594       24,104,898      136,762,189
                              ------------    -------------    -------------    -------------    -------------

Net loss                     $  (7,087,443)   $  (4,885,060)   $ (16,806,551)   $ (10,333,535)   $ (92,427,517)
                              ============    =============    =============    =============    =============

Net loss per share           $       (0.49)   $       (0.34)   $       (1.17)   $       (0.75)   $       (9.31)
                              ============    =============    =============    =============    =============

Weighted average
number of shares
outstanding
during period                   14,440,759       14,185,265       14,402,965       13,703,167        9,931,941
                              ============    =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   PERIOD FROM INCEPTION TO MARCH 31, 1996 AND
                FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                                COMMON STOCK                    PREFERRED STOCK
                        ------------------------------   -----------------------------
                                              PAR                             PAR
                            SHARES           VALUE          SHARES            VALUE

                        --------------   -------------   -------------    ------------
Issuance of Common
  Stock to founders
  for cash and
  notes receivable             655,000   $         655                    $
Issuance of Series A
  Preferred Stock
  for cash                                                   2,175,000          2,175
Issuance of Series B
  Preferred Stock
  for cash                                                   2,503,332          2,503
Initial public sale
  of Common Stock
  for cash                   3,450,000           3,450
Amortization of stock
  options
Exercise of warrant              7,273               7
Exercise of stock
  options                      878,002             878
Conversion of Preferred
  Stock to Common            4,678,332           4,678      (4,678,332)        (4,678)
Public sale of Common
  Stock for cash             2,500,000           2,500
Employee stock
  purchase plan                 48,089              48
Sale of Common Stock
  for cash, net              2,160,362           2,161
Foreign currency
  translation
Shares retired                 (28,125)            (28)
Net unrealized loss on
  securities available
  for sale
Net loss from inception
  to March 31, 1996
                          ------------   -------------   -------------    ------------
Balance at
  March 31, 1996            14,348,933   $      14,349              --    $         --


                                                          NET
                                                       UNREALIZED       DEFICIT
                                         FOREIGN        LOSS ON       ACCUMULATED
                          ADDITIONAL     CURRENCY      SECURITIES      DURING THE
                            PAID-IN      TRANSLATION   AVAILABLE      DEVELOPMENT
                            CAPITAL      ADJUSTMENT     FOR SALE         STAGE               TOTAL
                         -------------   ----------   -----------   --------------      -------------
Issuance of Common
  Stock to founders
  for cash and
  notes receivable       $      18,995   $            $              $                  $      19,650
Issuance of Series A
  Preferred Stock
  for cash                   2,162,325                                                      2,164,500
Issuance of Series B
  Preferred Stock
  for cash                   7,482,704                                                      7,485,207
Initial public sale
  of Common Stock
  for cash                  34,725,220                                                     34,728,670
Amortization of stock
  options                      360,000                                                        360,000
Exercise of warrant                 (7)
Exercise of stock
  options                    4,343,732                                                      4,344,610
Conversion of Preferred
  Stock to Common
Public sale of Common
  Stock for cash            38,607,192                                                     38,609,692
Employee stock
  purchase plan                549,551                                                        549,599
Sale of Common Stock
  for cash, net             79,723,095                                                     79,725,256
Foreign currency
  translation                               (50,014)                                          (50,014)
Shares retired                    (816)                                                          (844)
Net unrealized loss on
  securities available
  for sale                                                 (102,127)                         (102,127)
Net loss from inception
  to March 31, 1996                                                      (75,620,966)     (75,620,966)
Balance at
  March 31, 1996         $ 167,971,991   $  (50,014)    $  (102,127)  $  (75,620,966)  $   92,213,233
                         -------------   ----------     -----------   --------------   --------------


          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   PERIOD FROM INCEPTION TO MARCH 31, 1996 AND
                FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1996
                                   (UNAUDITED)


                                   COMMON STOCK             PREFERRED STOCK                        FOREIGN
                            ------------------------    ------------------------   ADDITIONAL      CURRENCY
                                             PAR                         PAR       PAID-IN         TRANSLATION
                             SHARES         VALUE         SHARES        VALUE      CAPITAL         ADJUSTMENT
                            ----------    ----------    ---------     ----------  -----------      ---------
Balance at
    March 31, 1996
    (brought forward)       14,348,933       $14,349                    $         $167,971,991     $(50,014)
Exercise of stock
    options                     88,878            89                                   801,471
Compensation related
    to options
    granted                                                                            253,332
Foreign currency
    translation                                                                                     (27,153)
Employee  stock
    purchase plan               14,255            14                                   161,352
Net unrealized gain
    on securities
    available
    for sale
Net loss for the nine
    months ended
    December 31, 1996

                            ----------    ----------    ---------     ----------  -----------      ---------
Balance at
    December 31, 1996       14,452,066       $14,452                    $      -  $169,188,146     $(77,167)
                            ==========    ==========    ==========    ==========  ============     =========



                                   NET
                                UNREALIZED         DEFICIT
                                 LOSS ON         ACCUMULATED
                               SECURITIES        DURING THE
                               AVAILABLE FOR     DEVELOPMENT
                                  SALE              STAGE             TOTAL
                             -------------    --------------     --------------
Balance at
    March 31, 1996
    (brought forward)           $(102,127)      $(75,620,966)     $92,213,233
Exercise of stock
    options                                                           801,560
Compensation related
    to options
    granted                                                           253,332
Foreign currency
    translation                                                       (27,153)
Employee  stock
    purchase plan                                                     161,366
Net unrealized gain
    on securities
    available
    for sale                       58,595                              58,595

Net loss for the nine
    months ended
    December 31, 1996
                                                 (16,806,551)     (16,806,551)
                             ------------     --------------     ------------
Balance at
    December 31, 1996            $(43,532)      $(92,427,517)     $76,654,382
                             ============     ==============     ============


          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
               AND THE PERIOD FROM INCEPTION TO DECEMBER 31, 1996


                                                                                                                        Period from
                                                                              Nine months ended                        inception to
                                                                                 December 31,                           December 31,
                                                                    --------------------------------------            ------------
                                                                        1996                     1995                      1996
                                                                    -------------            -------------            -------------
                                                                                 (Unaudited)                            (Unaudited)

Net cash used in operating
   activities                                                       $ (14,664,505)           $ (11,750,926)           $ (81,537,320)
                                                                    -------------            -------------            -------------
Investing activities:
   Purchase of property and equipment                                    (509,600)                (687,400)             (27,375,196)
   Change in marketable securities                                            -                        -                (55,583,061)
   Proceeds from sales and maturities
      of securities available for sale                                 23,374,876               20,609,247              109,637,310
   Purchase of securities available
      for sale                                                         (7,723,307)             (32,321,819)             (95,572,560)
   Change in other assets                                                 (32,284)                 242,860                 (101,497)
                                                                    -------------            -------------            -------------

Net cash provided (used) by
   investing activities                                                15,109,685              (12,157,112)             (68,995,004)
                                                                    -------------            -------------            -------------

Financing activities:
   Proceeds from long-term debt                                            64,990                   69,700                3,633,590
   Principal payments on
      long-term debt                                                     (208,351)                (364,175)              (3,299,675)
   Issuance of Common Stock, net
      of issuance costs                                                   962,926               25,384,645              158,889,545
   Issuance of Preferred Stock, net
      of issuance costs                                                       -                        -                  9,649,707
                                                                    -------------            -------------            -------------
Net cash provided by financing activities                                 819,565               25,090,170              168,873,167
                                                                    -------------            -------------            -------------
Net increase in cash and cash
   equivalents                                                          1,264,745                1,182,132               18,340,843

Cash and cash equivalents:
   Beginning of period                                                 17,076,098               17,184,026                      -
                                                                    -------------            -------------            -------------
   End of period                                                    $  18,340,843            $  18,366,158            $  18,340,843
                                                                    =============            =============            =============

          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)


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

3.   Inventories - Inventories consist of the following:

                                  December 31, 1996             March 31, 1996
                                  -----------------             --------------
     Raw materials                    $1,299,638                   $1,241,599
     Work in process                     772,228                    1,407,472
     Finished goods                    2,706,359                    1,735,381
                                       ---------                    ---------
                                      $4,778,225                   $4,384,452
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

5. Supplemental Disclosures of Cash Flow Information - Cash paid for interest was $38,640 for the nine months ended December 31, 1996 and $71,619 for the nine months ended December 31, 1995. Cash paid for interest was $953,011 for the period from inception to December 31, 1996. Unrealized loss on securities available for sale decreased by $58,595 for the nine months ended December 31, 1996. For the period from inception to December 31, 1996 unrealized loss on securities available for sale totaled $43,532.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in the section entitled "Investment Considerations" beginning on page 12 of this quarterly report on Form 10-Q, in the section entitled "Investment Considerations", in the Company's Annual Report on Form 10-K for the year ended March 31, 1996, and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Since the commencement of operations in 1989, the Company has been a development stage company, primarily engaged in developing, manufacturing and marketing proprietary continuous-flow, cell-selection systems. These systems may be used for a variety of therapeutic, diagnostic and research applications. On December 6, 1996, the US Food and Drug Administration (FDA) granted marketing approval for CellPro's CEPRATE(R) SC Stem Cell Concentration System (the "CEPRATE(R) SC System") for purification of stem cells for bone marrow transplantation. The CEPRATE(R) SC System has also received marketing approval throughout the 18-nation European Economic Area and Canada.

The Company's activities have been funded primarily by raising approximately $153 million through the sale of Common Stock, including two public offerings and two private sales to Corange International Limited ("Corange"), and $9.7 million through private sales of Preferred Stock prior to the Company's initial public offering. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next few years. For the period from inception to December 31, 1996, the Company incurred a cumulative net loss of approximately $92.4 million. The Company expects to continue to incur substantial expenses to support its operations, including the costs of preclinical and clinical studies, manufacturing scale-up costs and the expansion of its sales and marketing organization. The Company's results of operations may vary significantly from quarter to quarter during this period of development and the Company expects to continue to incur net operating losses during this period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Product sales increased to $2.5 million for the quarter ended December 31, 1996. This represents a 24% increase from the $2.0 million in sales reported in the quarter ended December 31, 1995. Increased sales of the CEPRATE(R) SC System accounted for the improvement. The CEPRATE(R) SC System is approved for use in the 18-member European Economic Area and Canada and commercially available in other European countries and in Asia Pacific and Latin America. In addition, the Company is selling the CEPRATE(R) SC System, on a limited basis, for investigational use in the United States under a cost recovery program. The CEPRATE(R) SC System was approved by the FDA for sale in the United States on December 6, 1996. Commercial shipments of the product began in January 1997. The CEPRATE(R) SC System is used to provide stem cells to repopulate the bone marrow of patients being treated for diseases such as breast and ovarian cancer, lymphoma, multiple myeloma and acute hematological malignancies.

Interest income totaled $723,000 for the quarter ended December 31, 1996, compared to the $1.2 million earned in the quarter ended December 31, 1995. The decrease was attributable to lower average cash balances available for investment. At December 31, 1996, the Company's cash, cash equivalents, and marketable securities totaled $59.8 million.

Cost of product sales was $1.3 million and $1.1 million for the three months ended December 31, 1996 and 1995, respectively. As noted above, this increase for the quarter ended December 31, 1996 was primarily related to higher sales volumes. The gross margin percentage is higher in the current year's second quarter compared to the prior year's second quarter primarily due to lower distribution costs in Europe. During the quarter ended December 31, 1996, the Company discontinued a contract distribution arrangement in Europe and began distributing its products directly.

Research and development expense increased to $4.6 million for the quarter ended December 31, 1996, compared to $3.9 million in the quarter ended December 31, 1995. The Company has completed patient enrollment in a second Phase III trial designed to demonstrate the CEPRATE(R) SC System's ability to deplete tumor cells from peripheral blood stem cell transplants in patients being treated for multiple myeloma. This clinical trial is in the post-treatment patient follow-up phase. In October 1996, the Company began a multicenter Phase I/II clinical trial utilizing the CEPRATE(R) SC System together with the CEPRATE(R) TCD T-Cell Depletion System, for mismatched allogeneic transplantation in children with leukemia. Trial subjects are children who need stem cell transplants, but for whom no matched donor can be found. These children typically do not have any viable alternative treatment option. The CEPRATE(R) SC System is being used in numerous additional clinical trials including applications in dose-intensified, multicycle chemotherapy to treat solid-tissue tumors and allogeneic matched- and mismatched-donor trials to treat leukemias. Additionally, the Company is participating in various gene therapy trials in which the CEPRATE(R) SC System is used to concentrate stem cells to enhance the efficiency of gene insertion to treat genetic disorders and diseases such as cancer and AIDS. Further, the CEPRATE(R) SC System is being used in a clinical trial to deplete T cells from the stem cell products used to repopulate the marrow of patients receiving marrow-killing chemotherapy to treat multiple sclerosis.

Selling, general and administrative expenses were $4.5 million for the quarter ended December 31, 1996, compared to $3.1 million for the quarter ended December 31, 1995. Increased sales and marketing activities in the United States in preparation for the US product launch of the CEPRATE(R) SC System, and increased legal expenses in connection with on-going patent litigation accounted for the increased spending. The Company expects selling expenses to increase due to increased sales and marketing activities in the United States in connection with the US product launch. Administrative costs will also increase as the Company's activities expand.

The above factors resulted in a net operating loss of $7.1 million for the three months ended December 31, 1996, compared to a net operating loss of $4.9 million for the three months ended December 31, 1995.

NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Product sales increased to $6.4 million for the nine months ended December 31, 1996, from $4.5 million in the comparable prior year nine-month period. The increase was attributable to international sales of the CEPRATE(R) SC System and increased sales in the United States under a cost recovery program.

Related party revenue of $6 million for the nine months ending December 31, 1995, represents a non-recurring payment received for research and development services from Corange International Limited.

Interest income was $2.8 and $3.2 million for the nine-month periods ended December 31, 1996 and 1995, respectively. The decrease was attributable to lower average cash balances available for investment compared to the comparable 1995 period.

Cost of product sales was $3.6 million for the nine months ended December 31, 1996, and $2.4 million for the nine months ended December 31, 1995. The increase in cost of product sales resulted from increased sales, as discussed above. The gross margin percentage is lower in the nine-month period ended December 31, 1996, compared to the nine-month period ended December 31, 1995. This is primarily due to the unfavorable impact of changes in foreign exchange rates on average selling prices. The majority of the Company's sales have been in Europe. These sales are denominated in various European currencies which were weaker, against the US dollar, during the nine-month period ended December 31, 1996, than in the nine-month period ended December 31, 1995.

Research and development expenses totaled $12.1 million for the nine months ended December 31, 1996, comparable to the $12.2 million for the nine months ended December 31, 1995.

Selling, general and administrative expenses were $10.4 million and $9.4 million for the nine-month periods ended December 31, 1996 and 1995, respectively. The increase was primarily due to legal fees in connection with patent litigation, described below, and increased sales and marketing expenses.

The net operating loss totaled $16.8 million for the nine months ended December 31, 1996, compared to $10.3 million for the nine months ended December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of Common Stock and Preferred Stock, generation of interest income and arrangements for equipment financing. Through December 31, 1996, the Company has raised $73.3 million through two public offerings and $79.7 million through two private sales of Common Stock, and $9.7 million from the sale of Preferred Stock. It has generated $16.2 million in interest income, $19.1 million in product sales and $9.0 million in contract and related party revenues.

Since inception, the Company has used $81.5 million of cash in operating activities and has invested $27.4 million in equipment and leasehold improvements. The Company has financed $3.6 million of the equipment and leasehold improvements with secured lending arrangements.

The Company expects to incur substantial expenses in support of additional research and development activities, including the costs of preclinical and clinical studies, expansion of manufacturing activities and new product development. Selling, general and administrative expenses are also expected to increase as the Company builds its sales and marketing organization, continues to pursue on-going litigation, and expands administrative activities in support of the Company's anticipated expansion of commercial sales.

At December 31, 1996, the Company had $59.8 million in cash and marketable securities available to meet its future working capital needs. The Company anticipates that its capital resources should be sufficient to fund its cash requirements through approximately the fiscal year ending March 31, 1999. The preceding forward-looking statement is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The amount and timing of net expenditures of capital resources will depend on the Company's ability to increase product sales, the timing and extent of sales and marketing expenditures, including those incurred in support of product launches, the progress of ongoing research and development, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any collaborative research and development agreements, product marketing or licensing agreements, or other corporate partner arrangements, the FDA regulatory process, the outcome of patent litigation and other factors, many of which are beyond the Company's control.

INVESTMENT CONSIDERATIONS:

The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provided a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company and other readers that certain important factors in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal year ending March 31, 1997, and for future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company. Stockholders, prospective investors and other readers should also refer to the more extensive discussion of investment considerations set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1996 in the section titled "Investment Considerations". Particular attention should be given to the Investment Considerations labeled "Uncertainty of Product Acceptance" and "Legal Proceedings" in CellPro's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

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


                              CELLPRO, INCORPORATED
                             (Registrant)


Date:  February 12, 1997

                                /s/ Richard D. Murdock
                              ----------------------------------------
                              Richard D. Murdock
                              President
                              Chief Executive Officer and
                              Director



                                /s/ Larry G. Culver
                              ----------------------------------------
                              Larry G. Culver
                              Executive Vice President,
                              Chief Operating Officer,
                              Chief Financial Officer
                              and Director
                                  (Chief Accounting Officer)