Form 10-K
period 1997-03-31
CELLPRO INCORPORATED
filed 1997-06-26
CIK 878377

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____ to _____

Commission file number 0-19472

                              CELLPRO, INCORPORATED
             (Exact name of registrant as specified in its charter)

            Delaware                                  94-3087971
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

                            22215 - 26th Avenue S.E.
                                Bothell, WA 98021
          (Address of Principal Executive Offices, including Zip Code)

        Registrant's telephone number including area code: (425) 485-7644

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
      Title of each class                            on which registered
      -------------------                            -------------------
              None                                          None

Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.001 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]  No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of May 15, 1997, was approximately $83.4 million (based upon the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ Stock Market for that date). Shares of Common Stock held by each officer, director (and affiliate thereof) and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On May 15, 1997, approximately 14,499,738 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

Documents Incorporated by Reference

         (1) Portions of the Registrant's 1997 Notice of Annual Meeting of Stockholders and Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on August 1, 1997 are incorporated by reference into
Part III hereof.

                                     PART I

ITEM 1.  BUSINESS


OVERVIEW

         CellPro, Incorporated ("CellPro" or "the Company") has developed a unique monoclonal antibody-based system that can be used to separate specific cells from complex cell mixtures for use in a wide range of therapeutic, diagnostic and research applications. The CellPro technology selects cells in a continuous flow system by using a high affinity avidin-biotin binding process. As a result, it combines high levels of throughput with a high degree of selectivity. On December 6, 1996, the U.S. Food and Drug Administration (the "FDA") approved CellPro's CEPRATE(R) SC Stem Cell Concentration System (the "CEPRATE(R) SC System") for use in autologous bone marrow transplantation. The Company is currently developing numerous additional applications for the CEPRATE(R) SC System, including use as an adjunct to other cancer treatments, gene therapy and use in support of treatment of debilitating autoimmune diseases such as multiple sclerosis, lupus, and rheumatoid arthritis. In addition to stem cell selection, the Company is developing other new cell therapy applications for this technology, including T-lymphocyte transplantation and ex vivo T-lymphocyte adoptive immunotherapy for cancer. The Company is currently selling the CEPRATE(R) SC System in most European countries, Canada and in certain Asia-Pacific and Latin American countries. The CEPRATE(R) SC System was approved for sale in the 18-nation European Economic Area in July, 1995. In February 1997, a new product, the CEPRATE(R) TCD T-Cell Depletion System (the "CEPRATE(R) TCD System"), was approved for commercial sale in the European Economic Area.

         Cell selection plays an increasingly important role in a variety of medical applications. Cellular therapies, in which purified cell populations obtained from tissues such as bone marrow or blood are used to treat a variety of diseases, depend on the collection of specific target cells, or the removal of particular cellular contaminants, from a mixture of cells. A significant application of cellular therapy is stem cell transplantation, which is increasingly being used to treat patients with certain forms of cancer. Stem cells give rise to most of the other cells in the marrow and ultimately the blood, and the Company believes that these cells, which represent approximately one percent of the cells in marrow, are the only cells required for successful transplantation. Transplantation of certain other cells along with stem cells can cause harmful side effects or dilute therapeutic benefits. For example, the marrow of many cancer patients contains tumor cells, which, if transplanted back into the patient, may contribute to a relapse of the cancer. Alternatively, donated bone marrow contains cells which may cause a life-threatening immune reaction in an allogeneic transplant recipient. CellPro's CEPRATE(R) SC System is designed to provide a supply of purified stem cells that can be used in cellular therapies while reducing the problems frequently experienced with current transplantation techniques.

         The Company completed its initial Phase III clinical trial in 1993 in which stem cells purified from bone marrow with the Company's CEPRATE(R) SC System were transplanted into patients with advanced breast cancer. Data gathered during the Phase III clinical trial demonstrated successful engraftment of the transplanted cells. It also indicated significant decreases in the infusional toxicity normally associated with bone marrow transplantation.

         The Company has completed a second Phase III clinical trial to demonstrate that the CEPRATE(R) SC System can positively select stem cells from peripheral blood of patients resulting in significant depletion of tumor cells for the required transplant. The trial was conducted in multiple myeloma patients undergoing peripheral blood stem cell ("PBSC") transplantation to restore their marrow with hematopoietic (blood-forming) stem cells following myeloablative (marrow-killing) chemotherapy. The successful results from this trial were announced in June 1997, with the estimated filing of the pre-market approval (PMA) application with the FDA scheduled for fall 1997.

         In October 1996, the Company began a Phase I/II clinical trial with the CEPRATE(R) TCD System. This device will be used with CellPro's current product, the CEPRATE(R) SC System, to reduce the number of T-lymphocytes in donor-derived peripheral blood stem cells for allogeneic transplantation to children with leukemia. The goal of the trial is to evaluate the proportion of patients with successful engraftment of donor stem cells and the proportion of patients who develop graft-versus-host disease, an often fatal side effect of allogeneic transplants.

         The administration of purified stem cells, in conjunction with growth factors, may allow cancer patients to receive intensified doses of chemotherapy, an approach which is increasingly being used by physicians to treat certain cancers. CellPro has begun clinical trials in the U.S. and Germany to test the use of the CEPRATE(R) SC System for this potential application.

         In addition to their present and potential usefulness in cellular therapy, stem cells are critical to the success of many forms of gene therapy. The goal of gene therapy is to produce a permanent genetic alteration, which can only be accomplished if the gene is inserted into self-renewing cells such as stem cells. CellPro is participating in several clinical trials which concentrate stem cells for gene therapy in patients with certain cancers, genetic disorders and AIDS.

         CellPro's cellular immunotherapy program exemplifies what the Company believes will become a trend toward graft engineering. Namely, a bone marrow or PBSC graft will be fractionated into multiple cellular components that are administered to the patient at different time points to restore marrow function (stem and progenitor cells), eradicate residual malignant disease (CD4 lymphocytes, NK cells), and prevent the emergence of viral and fungal diseases common in the immediate post-transplant setting (CD8 lymphocytes). The Company believes that its cell selection technology platform is ideally suited to graft engineering since it allows multiple cell types to be recovered separately in clinically useful quantities, enabling the clinician to manipulate the composition of the graft to suit the patient's needs. Ultimately, the Company envisions that the various cellular components obtained using the CEPRATE(R) SC System may be activated, expanded in number, or otherwise manipulated ex vivo, prior to infusion, to render them more effective.


CELL THERAPY IN MEDICINE

OVERVIEW

         Cell selection plays an increasingly important role in a variety of medical applications. Both existing and developing therapeutic and diagnostic technologies depend on the ready availability of purified cell populations resulting from the collection of specific target cells, or the removal of particular cell contaminants, from a mixture of cells. The increasing use of stem cell transplantation in cancer treatment, as well as the development of new technologies such as gene therapy and growth factors, has created a need for a cell selection technology that has a degree of cell selectivity and a scale of cell recovery not available from traditional cell-selection methods. Monoclonal antibodies have provided the mechanism that makes it possible to selectively identify a large number of different types of cells. A practical technology capable of selecting antibody-labeled cells from complex tissues, such as blood or bone marrow, could not only improve the efficacy of current therapies, such as stem cell transplantation, but may also enable the more novel therapeutic and diagnostic approaches that require purified cell populations, such as gene therapy.

         The use of cells as therapeutics represents a fundamental change in the practice of medicine. Such cell therapy approaches are based upon the ability to isolate, manipulate and deliver specific cells to the patient. Until recently, physicians typically relied on small molecule-based drugs in treating patients. To the extent these drugs are poor analogs of natural structures in the body, they are limited in their therapeutic effect and are often associated with significant toxicity. Recombinant DNA technology has made it possible to clone genes and thereby produce significant amounts of naturally occurring therapeutic substances, such as hormones and growth factors. These substances stimulate the natural functions of the body and have proven more effective than conventional drugs in the treatment of many clinical conditions, including anemia, diabetes and cancer. These substances are not self-regulating, however, and can cause significant toxicity when other organs in addition to the target tissue are exposed to these agents. The use of cells for therapy represents a more effective and safer form of treatment for many diseases because cells represent self-contained units that perform the body's natural functions and provide stimulation only when needed. Furthermore, target cells can be exposed specifically to peptides and growth factors outside of the body, thereby maximizing the therapeutic effects while minimizing toxicity to other organs of the body. While still in its early developmental phase, cell therapy has already had a clinical impact by allowing more aggressive treatment of certain cancers and debilitating autoimmune diseases, and providing more effective treatment modalities for other diseases, including gene therapy research.

         The tissues used in cellular therapy, such as blood and bone marrow, consist of many types of cells. Successful cellular therapy requires the identification and isolation of the beneficial cells in these tissues and the elimination of cell types with undesirable or harmful side effects. For example, when bone marrow is utilized for transplantation, the collected aggregate of several billion cells contains hundreds of different cell types. In conventional bone marrow transplantation, healthy, blood-generating cells are returned to a patient whose marrow is either diseased, or has been damaged by radiation or chemotherapy. Stem cells are the only cells necessary to allow the patient to generate new blood and immune cells, but they only constitute approximately one percent of the cells in the marrow. The remainder of the marrow consists of cells that are either unnecessary or potentially harmful when transplanted. For example, in an autologous bone marrow transplant, which utilizes the patient's own bone marrow, that marrow may contain cancer cells that could cause relapse following transplantation back into the patient. In the case of stem cell transplantation from other donors, graft-versus-host disease often results because the donor lymphocytes in the transplanted cells attack the patient's tissues. Thus, it becomes clinically important either to select the desired cells, or to remove the offending cells.

         Gene therapy depends on inserting genes into specific cells, such as rare stem cells that are capable of long-term survival in the patient. The ability to concentrate these rare target stem cells, greatly facilitates the successful application of this technology because the genes can be targeted into the stem cells themselves instead of treating whole marrow or blood.

         In order for a cell-selection technology to be clinically useful, it must be capable of processing billions of cells (in the case of therapeutic applications), or several hundred million cells (in the case of most diagnostic and research applications). It must also have sufficient specificity to achieve isolation of rare target cells such as tumor cells, or stem cells, that may represent only a small fraction of the cell population. Finally, it must be able to accomplish these tasks in a timely and cost-effective fashion. CellPro's cell-selection technology offers a practical solution to these challenges because its unique continuous-flow system allows rapid throughput, while maintaining a high degree of selectivity for the target cells.

CELLPRO TECHNOLOGY

         CellPro's avidin-biotin immunoaffinity cell-selection system, which is embodied in the CEPRATE(R) SC System, takes advantage of monoclonal antibodies for selectivity and the strong affinity between avidin (a protein) and biotin (a vitamin) to allow cell selection to be performed in a high-volume, continuous-flow, closed processing system. In CellPro's CEPRATE(R) SC System, biotin molecules attached to monoclonal antibodies (which are themselves selective for the cells of interest) are introduced into a cellular mixture. The biotin-conjugated antibodies bind selectively to the target cells. The resulting antibody-cell suspension is then rapidly passed through a column containing avidin-coated beads. The strong affinity between biotin and avidin causes the biotin-linked target cells to adhere to the avidin-coated beads. This technique can be utilized to either positively select cells of interest or negatively deplete unwanted cells. In a positive selection application, unmarked cells are washed through the column, then captured cells are removed by gentle agitation and collected for use. In a negative selection application, the cells which do not adhere to the column are returned to the patient, and the harmful cells that have been captured by the avidin-coated beads are retained and discarded. The avidin-biotin binding process makes possible a continuous-flow system that allows high throughput of cells in a short period of time with limited opportunity for non-target cells to bind nonspecifically to the beads.

         During a bone marrow transplant, one to two liters of bone marrow containing several billion cells are obtained from the patient or donor. This material is then typically processed on a centrifuge, reducing the volume of material to 250 to 500 cc which is called a buffy coat. When stem cells are obtained from peripheral blood, a white blood cell fraction containing 150 to 300 cc is obtained from the patient in a leukapheresis procedure Using the CEPRATE(R) SC System, these mixtures are then processed further to obtain a highly purified population of stem cells of approximately 4.5ml, sufficient for transplantation, in less than 90 minutes.


PRODUCT DEVELOPMENT PROGRAMS

         The CellPro cell-selection technology can be adapted according to the number of cells to be processed or the target cells to be selected. All CellPro systems use a similar avidin-biotin process with the size of the selection columns varying depending on the specific output required. For example, the CEPRATE(R) SC System (which can be used to process up to 50 billion cells) has a selection column containing 120cc of beads, whereas the CEPRATE(R) LC Laboratory Cell Separation System (the "CEPRATE(R) LC System") (which can be used to process approximately 100 million to 500 million cells) has a much smaller column containing only 1.5cc of beads. Target-cell selection is determined by the choice of monoclonal antibody used.

         CellPro's current development programs are focused on adapting its proprietary cell-selection technology for use in a broad range of clinical cell therapy indications. Many of these indications have already advanced into human clinical trials as evidenced by the following program summary:


       PRODUCT TYPE                           APPLICATION                               DEVELOPMENT STAGE
----------------------------------------------------------------------------------------------------------------
  Stem Cell Selection         Autologous BMT, stem cell therapy for cancer          Commercially available
                              treatment
----------------------------------------------------------------------------------------------------------------
  Stem Cell Selection         Autologous peripheral blood stem cell therapy         Phase III in multiple
                              and tumor cell purging for cancer treatment           myeloma - PMA filing
                                                                                    expected FY1998
----------------------------------------------------------------------------------------------------------------
  Stem Cell Selection         Autologous stem cell therapy for HIV and              Phase I/II - several ongoing
                              autoimmune diseases, including MS, lupus,
                              rheumatoid arthritis
----------------------------------------------------------------------------------------------------------------
  Stem Cell Selection         Autologous peripheral blood stem cell therapy         Phase I/II - several ongoing
                              for cancer
----------------------------------------------------------------------------------------------------------------
  Stem Cell Selection         Ex vivo stem cell gene therapy for inherited          Phase I/II - several ongoing
                              disorders
----------------------------------------------------------------------------------------------------------------
  Stem Cell Selection         Ex vivo stem cell gene therapy for cancer             Phase I/II - several ongoing
                              treatment
----------------------------------------------------------------------------------------------------------------
  Stem Cell Selection         Dose-intensified, multicycle, multidrug stem          Pilot study
                              cell therapy with MDR-1 gene therapy for high-
                              risk breast cancer
----------------------------------------------------------------------------------------------------------------

       PRODUCT TYPE                           APPLICATION                               DEVELOPMENT STAGE
----------------------------------------------------------------------------------------------------------------
  Stem Cell Selection         In utero allogeneic stem cell therapy to treat        Pilot studies
                              inherited disorders
----------------------------------------------------------------------------------------------------------------
  Stem Cell Selection         Ex vivo generation of autologous dendritic            Pilot studies
                              cells for immunization against cancer
----------------------------------------------------------------------------------------------------------------
  Stem Cell Selection         Ex vivo stem cell gene therapy for treatment of       Phase I/II - ongoing
                              HIV (AIDS)
----------------------------------------------------------------------------------------------------------------
  Stem Cell Selection         Allogeneic stem cell therapy and T-lymphocyte         Phase I/II - begun October
  and T-Lymphocyte            depletion to reduce graft vs host disease in          1996, Phase III planned for
  Depletion                   hematological malignancies                            FY 1998
----------------------------------------------------------------------------------------------------------------
  Stem Cell Selection         Allogeneic stem cell therapy and T-lymphocyte         Phase I/ll - ongoing
  and T-Lymphocyte            depletion to reduce solid organ rejection
  Depletion                   following transplantation
----------------------------------------------------------------------------------------------------------------
  Stem Cell Selection         Allogeneic stem cell therapy and T-lymphocyte         Preclinical
  and T-Lymphocyte            depletion to induce tolerance in pancreatic
  Depletion                   islet cell transplantation to treat diabetes
----------------------------------------------------------------------------------------------------------------
  Tumor Cell Depletion        Tumor-specific cell depletion from peripheral         Pilot studies - planned for
                              blood stem cell transplants to treat various          FY 1998
                              cancers
----------------------------------------------------------------------------------------------------------------
  T Lymphocyte Selection      T-lymphocyte subset selection to treat                Phase I/II - planned for FY
                              infectious diseases and cancer                        1998
----------------------------------------------------------------------------------------------------------------
  Dendritic Cell              Autologous dendritic-cell selection from              Preclinical
  Selection                   peripheral blood for immunization against cancer
----------------------------------------------------------------------------------------------------------------
  Cancer Cell Selection       Cancer-specific cell selection for early              Preclinical
                              diagnosis or relapse monitoring


         The Company spent approximately $16.2 million on research and development during the fiscal year ended March 31, 1997.

         The CEPRATE(R) SC System and the CEPRATE(R) LC System accounted for 100% of the Company's product sales during the fiscal years ended March 31, 1997, 1996 and 1995.

CELL THERAPIES FOR CANCER AND AUTOIMMUNE DISEASE TREATMENT

OVERVIEW

         The bone marrow is the principal organ of the blood system and is responsible for the production of the various cells present in blood. The marrow itself consists of stem cells, including proliferating and differentiating cells, and mature blood cells (which include red blood cells, white blood cells and platelets). The stem cells give rise to all the other cells in the blood. The red blood cells are responsible for carrying oxygen to body tissues, the white blood cells are responsible for fighting infection and the platelets are a critical component of the blood-clotting process. If the marrow is damaged, the nature or composition of cells in the blood will be altered, resulting in many complications including anemia, infection and bleeding.

         Higher doses of chemotherapy are associated generally with a higher probability of eradicating certain diseases, but are also associated with increased toxicities that may lead to irreversible damage to the marrow and other tissues. Most patients must therefore be given relatively low, and consequently less effective, doses of chemotherapy to prevent the adverse and potentially lethal consequences of marrow destruction. Stem cell transplantation allows more aggressive treatments, which have a better chance of eradicating certain cancers. In this procedure, the patient is first given massive chemotherapy or radiation treatment, which destroys the bone marrow as well as the cancer, and is then infused with an exogenous source of stem cells.

         Patients are now being treated with growth factors to stimulate the recovery of their blood and immune systems after chemotherapy. The bone marrow, however, contains significantly reduced quantities of stem cells after chemotherapy, thereby limiting the effectiveness of such growth factors in therapy. Consequently, there is growing interest in infusing stem cells immediately after chemotherapy and then treating patients with growth factors. This provides a larger pool of stem cells to be stimulated by the growth factors, potentially enabling a more rapid recovery of the marrow after chemotherapy. Because this treatment could potentially be performed in an outpatient setting with minimal complications, it could greatly expand the number of patients eligible for stem cell therapy.

Bone Marrow Transplantation

         When chemotherapy regimens, with or without the administration of radiation, are sufficiently intense that they destroy the patient's blood and immune systems and bone marrow, the patient will soon die without the successful reintroduction of new stem cells to repopulate the marrow. These reintroduced cells localize to the bone marrow, engraft and start producing new blood cells in the patient in approximately three-to-four weeks. This infusion of cells is called bone marrow transplantation.

         Bone marrow transplantation was originally used to treat hematological disorders, such as anemia and leukemia, but is being used increasingly to enable physicians to give higher doses of chemotherapy to treat patients with other forms of cancer and to treat other diseases and disorders. Currently, there are estimated to be between 36,000 to 38,000 bone marrow and peripheral blood stem cell transplantations performed annually around the world. This number is increasing rapidly, primarily because of the increasing use of transplantation procedures in patients with leukemias, lymphomas and, in particular, breast cancer.

         There are two types of stem cell transplants, autologous and allogeneic. In autologous transplantation, some of the patient's stem cells are removed prior to treatment, frozen and stored for later use. The previously stored stem cells are then infused into the patient after intense therapy with a variety of protocols that generally involve chemotherapy and radiation. Allogeneic transplantation, using stem cells from a closely matched donor (usually a close relative), is primarily used for treatment of patients with certain forms of anemia, leukemia or lymphoma. This procedure is more frequently associated with serious complications and is generally more expensive to perform than autologous transplantation. Furthermore, donors who are matched closely enough to the patient to be suitable can be found only in a limited number of cases.

         Cell selection plays a key role in the successful application of transplantation because it is important to separate the cells necessary for engraftment from other cells, which may have potentially adverse effects when they are infused into the patient. These undesired cells differ depending on the type of transplantation. In allogeneic transplantation, certain white blood cells in the donor graft can attack the patient (host) and cause a potentially lethal condition known as graft-versus-host disease ("GVHD"). In autologous transplantation, the stem cell harvests taken from the patient may contain cancer cells. This is not only true of patients whose cancer primarily affects the marrow, such as leukemia, but also for patients with solid tumors, such as breast cancer. Therefore, it is believed to be important to deplete cancer cells from the graft prior to infusion to prevent cancer from being given back to the patient receiving the transplant. Additionally, autologous grafts typically are frozen with cryoprotectants like dimethlysulfoxide, which can lead to a variety of toxic side effects upon infusion, including hypertension, cardiac arrhythmias, nausea, vomiting and occasional respiratory and renal failure.

         Several depletion techniques have been developed to remove the cancer cells in autologous transplantation, or the specific white blood cells responsible for GVHD in allogeneic transplantation. Many of these depletion technologies are associated with the administration of cytotoxic agents, which can have adverse effects on normal stem cells and can affect engraftment of the transplanted stem cells.

         Positive selection of stem cells provides an alternative to these depletion techniques. Depletion of tumor cells can be more easily achieved as a consequence of selecting the stem cells. Second, toxicity to normal marrow elements does not occur because cytotoxic agents are not required to purge tumor cells. Third, a concentrated fraction of stem cells can be stored in a relatively small volume compared to whole marrow, and the use of purified stem cells can potentially reduce the side effects previously associated with marrow infusion.

Stem Cell Collection from Peripheral Blood

         While stem cells comprise approximately one percent of bone marrow, they can also be found, albeit in significantly lower concentration, in blood. Collecting stem cells from peripheral blood by a centrifugation process known as apheresis has become an attractive alternative to collecting marrow for transplants because the most common risks associated with marrow collection, including anesthetic and surgical complications, can be avoided. Moreover, clinical studies have demonstrated that peripheral blood stem cells engraft more rapidly than marrow, by approximately 1.5 to 2 weeks. In the past, several apheresis procedures were required over approximately a one week period to collect sufficient numbers of peripheral blood stem cells to engraft a patient. Hematopoietic growth factors are now being used to increase the concentration of stem cells in peripheral blood prior to apheresis. Using this strategy, sufficient numbers of stem cells can be collected in one to two aphereses, thereby making this procedure an increasingly attractive alternative to bone marrow transplantation.

         Stem cell collection from peripheral blood avoids the surgical and anesthetic risks associated with bone marrow collection. There are, however, major issues associated with this approach. First, because it has been shown that tumor cells are found in the blood of cancer patients, procedures that provide tumor-free stem cells are believed to be clinically desirable. In addition, toxicity is even more prevalent with peripheral blood transplants than with bone marrow transplants due to the larger volume of peripheral blood which is required to be collected and infused.

         CellPro has completed patient enrollment in a Phase III clinical trial using peripheral blood stem cells purified with its CEPRATE(R) SC System for autologous transplantation in patients with multiple myeloma. The trial demonstrated that the use of concentrated stem cells derived from peripheral blood significantly reduced the presence of tumor cells in the transplanted material and was efficacious in engraftment.

Stem Cell Therapy as an Adjunct to Multicycle Dose-Intensified Chemotherapy

         In standard chemotherapy, the amount and duration of treatment is carefully regulated to minimize the risk of infection that results from low counts of neutrophils (neutropenia), a type of white blood cell. Treatments are usually administered at intervals or in cycles to allow the patient's bone marrow a chance to recover from the adverse effects of chemotherapy. Unfortunately, cancer cells also tend to grow between treatment cycles. Therefore, strategies to reduce the period of neutropenia should both reduce the risk of infection and allow physicians to treat cancer patients more aggressively with chemotherapy. A number of hematopoietic growth factors have been introduced and are being used to stimulate production of white blood cells after chemotherapy and thereby reduce the period of neutropenia.

These growth factors have been of clinical benefit, but are limited in their overall effectiveness because they act on marrow that has previously been damaged by chemotherapy.

         To overcome this limitation, there has been a growing interest in infusing the patient with stem cells along with growth factors immediately following chemotherapy. The growth factors then have a larger pool of stem cells to stimulate, which results in more rapid regeneration of the patient's blood cells. Using this approach, physicians have been able to deliver more frequent and higher doses of chemotherapy. In contrast to conventional transplantation, stem cell therapy as an adjunct to multicycle dose intensified chemotherapy could potentially be given on an outpatient basis with minimal complications and at a reduced cost.

Gene Therapy

         Stem cells are critical to the success of many forms of gene therapy. The goal of gene therapy is to produce a permanent genetic alteration, which can only be accomplished if the gene is inserted into self-renewing cells like stem cells. CellPro is collaborating in various pilot clinical trials to first determine the safety of gene therapy in patients with breast cancer, ovarian cancer, leukemia, multiple myeloma and other malignancies, and secondly to determine the therapeutic benefit of inserting corrective genes for the treatment of these diseases. One of these therapeutic genes, a multiple drug resistance gene, is inserted into the patient's bone marrow stem cells in an attempt to confer drug resistance to the patient's marrow. The patient may then be given greater doses of chemotherapy intended to eliminate the cancer without damaging the patient's genetically resistant bone marrow.

          CellPro is also collaborating with the National Institutes of Health ("NIH") and Childrens Hospital Los Angeles in clinical trials to insert the adenosine deaminase (ADA) gene into stem cells, purified with the Company's CEPRATE(R) SC System, of children who are missing this gene. The lack of ADA causes the genetic disorder severe combined immunodeficiency syndrome (SCIDS). In 1993, cord blood stem cells from three newborn infants with SCIDS were purified using the CellPro CEPRATE(R) SC System for subsequent transfection with normal ADA genes. The procedures were completed successfully and the stem cells returned to the infants. The children are expressing the ADA gene, and doctors are reducing conventional therapeutic support. In addition, a stem cell transplant was used to treat a four-month-old fetus diagnosed with SCIDS. CellPro's cell selection system was used to purify stem cells from the fetus' father, which were then administered to the fetus in utero. At 18 months, the child showed no sign of this life-threatening illness. Other clinical trials using CellPro's technology to purify cells for gene therapy for the treatment of Gaucher's Disease, HIV, Sickle Cell Anemia, Thalassemia and other disorders have also begun.

Allogeneic Transplantation with T-Cell Depletion

         Patients with certain diseases, such as leukemia, cannot use their own cells for transplantation because their stem cells may be affected by their disease. The treatment of choice for many such patients who have failed standard therapy is an allogeneic (donor cell) transplant. In the allogeneic transplant setting, tumor contamination of the graft is not a concern, but T cells in the graft are. A T cell is a type of immune cell that circulates in the blood that can attack the recipient patient's own normal cells and cause a potentially fatal condition known as graft-versus-host disease (GVHD). The use of cells from a closely matched donor reduces, but does not eliminate, the risk of GVHD.

         A matched donor, however, may not be easy to find. Fewer than one-third of the children who might benefit from an allogeneic transplant have a genetically matched sibling who can serve as a donor. Non-Caucasians and children of mixed ethnicities are much less likely to find a suitably matched donor. In addition, even where a matched donor can be found, the process involved often takes longer than these children can wait.

         Positive selection of stem cells using the CEPRATE(R) SC System reduces the number of T cells in the graft and may thus facilitate allogeneic transplantation where donors and patients are closely matched. In the mismatched setting, however, additional T cell depletion is required to prevent GVHD in the patient. To address this need, CellPro has developed a second generation product, the CEPRATE(R) TCD System for use in conjunction with the CEPRATE(R) SC System to further deplete T cells from the graft. This product was approved for sale in Europe in February, 1997.

         In October, 1996, CellPro began Phase I/II clinical trials using the CEPRATE(R) TCD System to treat approximately 25 patients at 6 centers in the U.S. and Canada. The trial involves children with leukemias who need a stem cell transplant, but can find no suitably matched donor. These children would otherwise have few, if any, viable treatment options for their fatal disease.

         Children enrolled in the trial will receive stem cell transplants from a family member (usually a parent) who is only partially matched with the child. Donor cells are processed first using the CEPRATE(R) SC System to concentrate the stem cells, and then using the CEPRATE(R) TCD System to reduce the number of T cells in the graft. The clinical trial is designed to evaluate the proportion of patients who achieve successful engraftment and the proportion who develop GVHD. If proven to be safe and effective, use of the CEPRATE(R) TCD System could revolutionize allogeneic transplantation by providing a viable option for many patients who would otherwise have little hope. Trials using the CEPRATE(R) TCD System for adult patients are scheduled to begin in the summer of 1997.

T-Cell Therapy

         Disease relapse is the most common cause of treatment failure in cancer patients, even among those patients who have received myeloablative doses of chemotherapy or radiotherapy in conjunction with stem cell support. Thus, it is clear that new approaches are needed to control residual disease if overall treatment outcomes are to be improved.

         A potential new application of cell therapy is the use of donor lymphocytes to enhance the ability of a patient's immune system to seek out and destroy residual tumor cells following an allogeneic transplant procedure. Donor lymphocyte immunotherapy has been reported by various researchers to cure post-transplant relapse in chronic myelogenous leukemia patients. However, the application of donor lymphocytes is dose-limited due to the risk of inducing GVHD in the patient. CellPro believes that the use of selected CD4 T cells rather than unfractionated donor lymphocytes (buffy coats) will afford the desired anti-tumor response with less risk of inducing GVHD. Initial clinical studies will focus on using selected, donor CD4 T cells to treat relapse of disease. This treatment, however, could potentially be used prophylactically post-allogeneic transplant to prevent relapse in a wide range of hematologic cancer patients.

         Donor lymphocyte immunotherapy has also been reported to be effective in treating opportunistic viral infections due to occurrence of Epstein-Barr Virus (EBV) and Cytomegalovirus (CMV) following allogeneic transplant procedures. EBV is a significant problem since it can cause a rapidly progressive and uniformly fatal lymphoproliferative disease if left unchecked. EBV lymphoproliferative disease occurs in both bone marrow and solid organ transplant settings, where up to 40% of all cardiac transplant recipients experience this condition. Once a patient develops significant lymphoproliferative disease, this condition is not treatable with current drugs. However, leading investigators have reported eradication of EBV disease using donor lymphocytes. CellPro believes that the use of selected CD8 T cells rather than unfractionated donor lymphocytes (buffy coats) will afford the same anti-viral response with less incidence of GVHD noted in these early studies.

         CellPro's cellular immunotherapy program exemplifies what the Company believes will become a trend toward graft engineering. Namely, a bone marrow or PBSC graft will be fractionated into multiple cellular components that are administered to the patient at different time points to restore marrow function (stem and progenitor cells), eradicate residual malignant disease (CD4 lymphocytes, NK cells), and prevent the emergence of viral and fungal diseases common in the immediate post-transplant setting (CD8 lymphocytes). CellPro believes that its cell selection technology platform is ideally suited to graft engineering since it allows multiple cell types to be recovered separately in clinically useful quantities, enabling the clinician to manipulate the composition of the graft to suit the patient's needs. Ultimately, the Company envisions that the various cellular components obtained using the CEPRATE(R) SC System may be activated, expanded in number, or otherwise manipulated ex vivo, prior to infusion, to render them even more effective.

Adoptive Immunotherapy

         In the autologous transplant setting, new cellular vaccine techniques are under development to enhance the ability of the patient's immune system to mount a response against the residual tumor cells which contribute to relapse. Historically, the use of vaccines has been extremely effective at inducing immunity against many viral and bacterial pathogens, however, they have demonstrated only limited benefit against cancer.

         CellPro has developed techniques for isolating dendritic cells from the patient's blood, using monoclonal antibodies specific to dendritic cells or their precursors. These specialized cells are capable of processing and presenting tumor antigens to naive, unstimulated T cells. Following selection, dendritic cells are presented with a specific tumor antigen ex vivo, then infused into the patient as a cellular vaccine to induce a T-cell response in vivo. The initial clinical target for dendritic cell vaccines are likely to be multiple myeloma or melanoma patients.

         Another approach which CellPro is currently actively developing with a research collaborator, Corixa Corporation, is to use its cell selection technology in a process for ex vivo education and expansion of antigen-specific T cells. Autologous antigen presenting cells (such as dendritic cells) are first exposed to tumor specific antigens and then combined with the patient's T cells for ex vivo education or activation. The T cells are then reinfused into the patient as a cellular vaccine to mount a tumor specific attack against the residual tumor cells. CellPro plans to initially focus this therapy on the treatment of breast cancer.

         Adoptive immunotherapy, utilizing autologous, antigen-specific, effector lymphocytes may prove a safe, effective, and non-cross resistant means of eradicating minimal residual disease in cancer patients who have undergone prior surgical removal of tumor or myeloablative chemotherapy treatment.

Tumor Cell Purging

         While stem cell selection alone is effective in significantly reducing the number of tumor cells present in the cell infusion received by a transplant patient, it frequently does not totally eliminate the presence of tumor cells. The Company is currently developing new next-generation products for use with its CEPRATE(R) SC System to enhance the degree to which tumor cells are purged from autologous stem cell grafts. Using antibodies specific to certain tumor cells, a second cell selection step is performed following the initial stem cell concentration to negatively deplete remaining tumor cells. The Company has begun clinical testing of these next-generation products. Initial focus will be placed on systems to "purge" breast cancer and lymphoma transplants.

Autoimmune Diseases

         Autoimmune diseases such as multiple sclerosis (MS), lupus and rheumatoid arthritis are caused by the patient's own immune cells attacking their normal tissues. A number of cancer patients with co-existing autoimmune diseases have experienced some improvement of their autoimmune condition following stem cell transplantation to treat their cancer. This has led to a strong interest in using high-dose chemotherapy and autologous stem cell transplantation as therapy for this serious and debilitating group of diseases. The bone marrow or blood products of autoimmune patients will, however, contain certain immune cells which could reinitiate the disease. The CEPRATE(R) SC System is thus being used in these clinical trials to enrich for the stem cells necessary for rebuilding the blood and immune systems and at the same time depleting the immune cells that cause disease.

         In May, 1996, Northwestern University Medical School in Chicago began the nation's first clinical trial to use autologous bone marrow transplantation to treat rapidly progressing MS. The Medical College of Wisconsin in Milwaukee is also participating in this study. MS is caused by an immunological attack on the myelin sheath that covers many of the nerve fibers in the central nervous system. This attack is thought to be caused by T-cell mediated immune destruction of the myelin sheath surrounding nerves. The CEPRATE(R) SC System is being used in this study to purify the stem cells and reduce the number of T cells returned to the patient in the transplant procedure. Northwestern University and the University of Wisconsin in Madison are also conducting similar clinical trials to treat lupus and rheumatoid arthritis.

AIDS

         Researchers at St. Jude's Children's Research Hospital in Memphis, Tennessee recently conducted a clinical trial to determine whether stem cells could be mobilized into the peripheral blood of HIV-1-infected individuals, collected and used to develop gene-transfer based therapies to combat the disease. The stem cells were successfully mobilized in these patients and selected using the CEPRATE(R) SC System. Analysis of the stem cells indicated they were free from viral infection, making them suitable not only for use in gene-transfer based therapies, but also for use in stem cell transplantation and immune system reconstitution.

         Another clinical study is being conducted at the City of Hope National Medical Center in Duarte, California using the CEPRATE(R) SC System to select stem cells from HIV-positive patients. A ribozyme gene is inserted into the selected stem cells in the hope that the transduced cells will produce T cells resistant to HIV infection. If successful, this trial could represent a major step toward successful gene therapy treatments for HIV and other diseases. Ribozyme Pharmaceuticals, Inc., is supplying the ribozyme gene used in this trial.

CEPRATE(R) LC SYSTEM

         Biomedical researchers are increasingly performing studies that require purified cell populations. For example, investigators in immunology are studying cytokines, receptors and antigens in various subpopulations of lymphocytes. Other researchers in hematopoiesis are investigating growth factors and the function of a number of genes in hematopoietic stem cells. To accomplish these tasks, investigators need to purify sufficient numbers of lymphocytes or stem cells.

         CellPro has developed the CEPRATE(R) LC System, which is easy to use, versatile and capable of selecting a wide variety of cell types. It consists of an entire cell selection system, including reagents, antibodies and hardware, and is used to perform cell selection in the research laboratory. This product was introduced in October 1991 for isolation of hematopoietic stem cells. CellPro has since introduced kits that can be used to isolate several lymphocyte subpopulations. Major customers for these research products include academic research institutions, biotechnology companies and pharmaceutical firms.

OTHER APPLICATIONS

         To date, CellPro has focused its development efforts on the products listed above. The Company has also conducted feasibility studies of the application of its cell-selection technology in the area of cancer diagnostics and is expanding the application of its technology to the isolation of stem cells for use in treatment of various autoimmune diseases and support in solid organ transplantation.

         CellPro's cell-separation technology may have application in assisting physicians in the diagnosis of cancer. By concentrating rare tumor cells that are present in the early stages of cancer from tissues such as marrow or blood, CellPro technology could improve the diagnostic accuracy of current tests for cancer.

         Exploratory trials have begun using donor selected stem cells to reduce the incidence of solid organ rejection in a transplant setting. The use of donor stem cells conditions the host patient to also express certain characteristics of the donor's immune system, thus reducing the risk of the patient's own immune system mounting a defensive attack against the new organ which can lead to rejection.

         Stem cells may also be used to induce tolerance in the setting of pancreatic islet cell transplantation (ICT). Treatment of diabetes with ICT has the potential to prevent the development of serious end-stage complications of the disease, such as renal failure and blindness. If successful, this approach could significantly improve the quality of life for people with diabetes and minimize the enormous expense associated with treating patients who are seriously affected by the disease. Utilizing donor bone marrow infusions in connection with ICT, researchers at the Diabetes Research Institute in Miami, Florida have obtained improved survival of transplanted islets in experimental models. The CEPRATE(R) SC System is now being used to determine if enriched donor stem cells can enhance islet survival in pre-clinical models.


PATENTS AND PROPRIETARY TECHNOLOGY

         The Company's policy is to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company has eight issued patents in the U.S. and five foreign patents concerning cell selection and related technology developed or licensed by the Company. Additional U.S. and foreign patent applications are pending including two U.S. patents which have been allowed, but not yet issued. The Company intends to file additional patent applications, when appropriate, relating to improvements in its technology and other specific procedures that it develops.

         See Also, "Investment Considerations - Patents and Proprietary Technology" on pages 19 through 21.


UNITED STATES GOVERNMENT REGULATION

OVERVIEW

         Regulation by governmental authorities is a significant factor in the manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. All of the Company's proposed products, except the CEPRATE(R) LC System, which is intended for nonclinical purposes only and is therefore exempt from premarket clearance requirements, will require regulatory approval prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing as a condition of approval by the FDA and by similar authorities in foreign countries. The lengthy process of seeking these approvals, and the ongoing process of compliance with applicable federal statutes and regulations, require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company.

         The Company and all of its suppliers are subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and biological materials, used in connection with the Company's research and development work. The Company does not expect environmental compliance to materially effect its earnings, capital expenditures or competitive position.

         For a discussion of the regulatory process see "Investment Considerations - Government Regulation" on pages 24 through 27.


COLLABORATIVE, LICENSE AND TECHNOLOGY-RELATED AGREEMENTS

         The Company seeks to obtain licenses to technologies that complement and expand its existing technology base. Where consistent with its business strategy, the Company intends to enter into collaborations or to license product and marketing rights to selected strategic partners to capitalize on the production, development, regulatory and marketing capabilities of these entities. Several of the Company's collaborative, license and technology-related agreements are set forth below.

FRED HUTCHINSON CANCER RESEARCH CENTER

         In March 1989, the Company entered into two license agreements with the Fred Hutchinson Cancer Research Center (the Hutchinson Center.) Under one agreement, the Company was granted an exclusive, worldwide license (with the right to sublicense) (subject to the rights of certain U.S. governmental agencies and a grant-back to the Hutchinson Center for non-commercial research purposes) to certain patent rights relating to avidin-biotin immunoaffinity chromatography, which constitutes CellPro's core technology for cell separation. The Company paid an up-front license fee upon execution of this license agreement and has paid additional amounts upon achieving certain milestones. In addition, the Company is obligated to pay royalties, subject to a minimum royalty for a period of ten years after the first commercial shipment of a product covered by this license agreement and royalties on actual product sales during the remainder of the term of a licensed patent. CellPro also has the option of converting its license into a non-exclusive license upon two years' notice, which would then relieve it of certain of its royalty payment obligations.

         Under the second agreement, CellPro obtained an exclusive, worldwide license (with the right to sublicense) for ex vivo therapeutic applications and a non-exclusive license for all other applications under the Hutchinson Center's rights to a certain hybridoma cell line that produces antibodies selective for an antigen expressed on human stem cells. The Company paid an up-front license fee and is obligated to pay royalties until March 1999. In addition, the Company also paid certain amounts to the Hutchinson Center to fund research.

CORIXA CORPORATION

         In December 1995, the Company entered into a multi-year research collaboration and licensing agreement with Corixa Corporation, a Seattle-based biotechnology company.

         The research collaboration calls for CellPro to provide funding for a new research program to identify and optimize methods and conditions for growth, activation, or stimulation of tumor-antigen-specific lymphocytes (white blood cells) and other antigen-presenting cells outside of the body (ex vivo) for use in treating cancer. The program objective is to develop commercial products that combine CellPro's ex vivo cell-separation and cell-culture technology with Corixa's knowledge and access to proprietary tumor antigens, antigen delivery systems and adjuvants.

         Under the agreement, as amended in January 1997, CellPro receives exclusive worldwide rights to all ex vivo therapy applications arising from Corixa's technology within the field of oncology and co-exclusive rights to dendritic cell vaccines that incorporate Corixa's technology. CellPro will be responsible for the clinical development and commercial introduction of any products resulting from this agreement. CellPro will provide Corixa with research funding and will make additional milestone and royalty payments based on the successful development and commercialization of these products. The amount of research funding will be negotiated annually, subject to certain minimums.

OTHER AGREEMENTS

         The Company has entered into license agreements with other companies and academic and research institutions pursuant to which the Company receives access to certain antibodies and cell lines for use in its product development programs.


COMPETITION

         The market for cell separation systems is competitive. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market such systems. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. Certain of these companies may develop and introduce products and processes competitive with or superior to those of the Company. The Company faces competition, particularly in the cell-separation field, from several biotechnology and pharmaceutical companies, including Amgen, Inc., Baxter Healthcare Corporation, Becton Dickinson and Company, Novartis/Systemix and Aastrom Biosciences Inc. in collaboration with COBE BCT.

         The Company's competitive position will be determined in part by which cell selection products are ultimately approved for sale by regulatory authorities and by the outcome of certain legal proceedings pending against the Company. For a discussion of these legal proceedings, see "Investment Considerations -- Legal Proceedings," below. The relative speed with which the Company develops its products, completes the approval processes and is able to manufacture and market commercial quantities thereof will be an important competitive factor. Currently, the Company's CEPRATE(R) SC System is approved for commercial sale in the European Economic Area and Canada, and is the only cell processing system approved in the U.S. The Company expects that competition among cell selection products approved for sale will be based, among other factors, on product efficacy, safety, reliability, availability and price.


EMPLOYEES

         The Company currently employs approximately 165 persons, of whom 103 are dedicated to research, development, manufacturing, quality assurance and quality control, regulatory affairs or preclinical and clinical testing. Twenty-two of the Company's employees have a Ph.D. or M.D. degree.


MANUFACTURING AND SUPPLY

         The Company's manufacturing operations are located in approximately 23,000 square feet in a leased facility in Bothell, Washington. Manufacturing activities are fully integrated, including antibody production and purification, avidin affinity matrix, assembly and fill, and distribution operations. The Company is required to operate this facility in compliance with the FDA's Good Manufacturing Practices (GMP) requirements and within the requirements of other regulatory authorities such as ISO 9000 standards for the European Community. Regulatory compliance requires extensive efforts by the Company, and there can be no assurance that such requirements will be satisfied in a timely manner. It is estimated that this facility will have the capacity to satisfy product usage requirements for current and planned clinical trials and to supply products for early commercial sales.

         The Company has formed a subsidiary, CellPro Europe N.V./S.A., with principal executive offices located in Brussels, Belgium. The purpose of CellPro Europe N.V./S.A. is to coordinate sales and marketing activities for the Company throughout Europe. The Company has also established subsidiaries in France, Germany, Italy and Spain, to conduct sales and customer support activities in key markets of Europe. In addition, the Company has agreements with companies in South America and the Asia-Pacific region for the distribution of CellPro's products.

         The Company purchases antibodies, components and supplies for its products. Certain of the antibodies, components and supplies are obtained from single source suppliers.

INVESTMENT CONSIDERATIONS

         The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provided a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal year ending March 31, 1998, for the fiscal quarter ending June 30, 1997, and for future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company.

LEGAL PROCEEDINGS.

         The Company is engaged in litigation with the Johns Hopkins University ("Hopkins"), Becton Dickinson & Company ("BD") and Baxter Healthcare Corporation ("Baxter") concerning certain U.S. patents. There have been two jury trials in the case. Following the first trial in the Summer of 1995, a unanimous seven-member jury in the U.S. District Court in Wilmington, Delaware, on August 4, 1995, rendered a verdict wholly favorable to CellPro relating to the four U.S. patents then in suit: Patent Nos. 4,714,680, 4,965,204, 5,035,994 and
5,130,144 (hereinafter the `680, `204, `994 and `144 patents), which had been assigned to Hopkins, licensed to BD and sublicensed to Baxter. The `680 patent purports to cover certain suspensions of stem cells in isolation from a mixed cell population; the `204 patent purports to cover hybridomas that produce monoclonal antibodies having certain characteristics relating to stem cells, and to cover such antibodies themselves; the `994 patent purports to cover a method of stem cell isolation using such antibodies; and the `144 patent purports to cover a method of transplanting stem cells in a human patient.

         The jury in the first trial determined that the Company did not literally infringe any of these four patents; that all claims of all four patents were invalid for obviousness under 35 U.S.C. Section 103; and that, with the exception of two claims of the `204 patent, all claims of all four patents were invalid on the additional ground of failure to enable under 35 U.S.C.
Section 112. The two claims of the `204 patent as to which the jury did not render a verdict of "nonenablement" invalidity under 35 U.S.C. Section 112 are limited in their literal scope to the My-10 antibody and its accompanying hybridoma, an antibody and hybridoma which are not employed by the Company.

         Following the first jury verdict, plaintiffs filed post-trial motions and, on July 1, 1996, the Delaware District Court (per Judge Roderick R. McKelvie) partially granted plaintiffs' motion for judgment as a matter of law as to the issues of infringement, inducement of infringement and enablement with respect to the `680 patent, as well as the issue of induced infringement with respect to the `144 patent. The Court ordered a new trial on remaining liability and infringement issues.

         In a series of decisions subsequent to the July 1, 1996 order, Judge McKelvie granted motions by the plaintiffs to dismiss CellPro's remaining liability and infringement defenses. Plaintiffs moved to withdraw two of the four patents (the `994 and `144 patents) from suit, which motion was granted upon plaintiffs' undertaking that they would not accuse any present product of CellPro of infringing those patents.

         A second jury trial was held in March, 1997, at which the jury was instructed to the effect that the Court had already determined that CellPro infringed the two patents remaining in the suit, that its defenses had been dismissed, and that the jury was bound by those determinations. Hence, the jury at the second trial heard evidence and arguments only as to the amount of damages to be awarded and as to whether CellPro's conduct had been willful. On March 11, 1997, the jury reach a verdict finding willfulness and awarding some $2.3 million in damages to plaintiffs.

         No judgment has yet been entered on the second jury's verdict, but the Company believes it highly likely that a judgment will be entered affirming such jury's verdict in the near future. Meanwhile the following motions, on which oral argument was heard on April 30, 1997, are still pending for decision:
(1) Plaintiffs' motion for enhanced damages, whereby they ask the Court to treble the jury's damage award to some $6.9 million; (2) plaintiffs' motion for attorney fees, whereby they seek a determination that CellPro is liable to reimburse them for some $7 million in attorney fees and related litigation costs; (3) plaintiffs' motion for a permanent injunction, which seeks relief further discussed below; and (4) the Company's alternative motion for a stay of injunction pending appeal. Also pending is a motion aimed to determine whether, and if so when, the Company will be allowed to proceed further on its defense that the patents are unenforceable for misuse by reason of an attempt by the plaintiffs to extend the reach of their patents beyond the territory of the U.S. In the interest of expediting an appeal, the Company has offered to dismiss the misuse claim without prejudice to its reinstatement should there be a reversal on appeal.

         Plaintiffs' proposed injunction is complex in form, but if granted would prohibit CellPro (subject to a stay hereinafter described) from making, using and selling products in the U.S. which utilized the anti-stem-cell monoclonal antibody that is essential to the Company's principal products as they are presently constituted. Plaintiffs' proposed injunction would also require a one-year phase-down of sales of those products in the rest of the world, followed by a moratorium on international sales of CD34-antibody-based products thereafter for a period of one year. The partial stay proposed by Plaintiffs would be effective until such time as another stem-cell immunoseparation product (such as Baxter's ISOLEX(R) product) gains approval from the FDA, an event which Plaintiffs have contended is probably six months away but which may take significantly longer. Under Plaintiffs' proposed stay, the Company would be allowed to continue selling its principal products to support FDA approved studies and trials (in the U.S. only) commenced before such time as an alternative device wins FDA approval. Under plaintiffs' proposed stay, all other commercial and cost recovery sales of disposable components, apart from FDA studies and trials, would be subject to the requirement that CellPro pay over to plaintiffs their "incremental profits" (as defined in the proposed injunction) on those sales, but not less than $2,000 per commercial sale of disposable product.

         The Company has opposed the entry of any injunction on public-health grounds and has proposed that if any injunction is entered, it should be stayed in total pending appeal.

         The Company intends to challenge the second jury's verdict on post-trial motions and, if necessary, on appeal to the U.S. Court of Appeals for the Federal Circuit. The Company further intends to pursue vigorously an appeal in that Court from adverse rulings heretofore and hereafter made by the District Court. The Company plans to urge that reversible errors were made by the Court in trying this case, that the second jury's verdict is contrary to the evidence and the law, and that the first jury's invalidity verdicts, wholly favorable to CellPro, should be reinstated and judgment entered thereon.

         The antitrust and unfair competition claims filed by CellPro against the plaintiffs have been stayed pending completion of the patent litigation.

         Simultaneously with the patent litigation in the Delaware District Court, an administrative proceeding is pending wherein CellPro has petitioned the U.S. Department of Health and Human Services ("the Department") to exercise its "march-in" rights under the Bayh-Dole Act (35 U.S.C. Section 203) by requiring Hopkins to license to CellPro, on reasonable terms, the technology covered by the Hopkins patents. However, the Department has never before exercised its march-in rights under the Bayh-Dole Act. March-in rights may be exercised if no practical application of the techonology in dispute has been made in a reasonable time and none is exptected, and such a license is necessary to protect public health. The Department's decision whether to proceed further with their evaluation of the march-in process is expected by early August, 1997.

         Although Management is optimistic that this patent dispute will ultimately be resolved favorably to the Company, due either to success on post-trial motions, success on appeal and/or success in the Bayh-Dole march-in proceeding, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome.

         Regardless of the ultimate prospect of a favorable outcome, the Company expects to continue to make substantial expenditures in connection with this litigation for the foreseeable future. Future expenses in connection with this litigation could have a material adverse effect on the Company's results of operations and financial position in future periods.

         If plaintiffs should succeed in their applications for a trebling of damages and award of attorney fees, and if they should succeed in defending their position on these items of relief in the Federal Circuit Court on appeal, then the Company would be required to pay a judgment for damages and fees of approximately $14 million, which could have a substantial adverse impact on the Company's business and financial condition. As discussed in Item 3, the Company has accrued $17 million to cover potential losses from and future expenses for pursuing this litigation.

         If the Company's Bayh-Dole petition should fail and if, in addition, the plaintiffs were to succeed in obtaining an injunction in the form they propose, then the Company would be prohibited from selling its principal products, and from conducting certain related research activities, in the U.S. during the term of the patents, which would greatly disrupt the Company's operations. Absent a Bayh-Dole or other reasonable license, and if a suitable stay of injunction were not granted pending appeal, the Company, according to a declaration of its chief financial officer filed May 28, 1997, would likely find it necessary to significantly restrict operations so as to conserve capital while awaiting the outcome of the appeal. Any such event could result in a significant decrease in the value of the Company and therefore makes any investment in the Company inherently highly speculative.

         As a possible alternative to a litigated result, the Company could pursue further attempts to obtain commercially reasonable licenses under the four Johns Hopkins patents at issue through various means, including through negotiations with plaintiffs. Such attempts have not been successful to date, however, and no assurance can be given that plaintiffs would license the patents to the Company at all or on terms that would permit commercialization of the Company's stem cell separation technology.

PATENTS AND PROPRIETARY TECHNOLOGY.

         The Company's ability to compete effectively will depend substantially on its ability to develop and maintain proprietary aspects of the technology. To date, the Company has submitted numerous U.S. patent applications and foreign counterparts relating to cell selection technology developed by the Company, of which five patents have issued in the U.S., two have been allowed in the U.S., but not yet issued, three have issued in Canada, and one has been granted in Europe. The Company also has licensed the rights to certain patents related as continuations to an application originally filed by the Hutchinson

Center in January 1986; these patents issued in 1993 (U.S. 5,215,927, 6/2/93; U.S. 5,225,353, 7/6/93; U.S. 5,262,334, 11/16/93). The European counterpart of these cases was granted in 1992 (EP B 0260 280) and subsequently upheld on opposition. The Company intends to file additional patent applications, when appropriate, relating to improvements in its technology and other specific products that it develops. Although the Company has been granted or has exclusive rights to various patents, the Company's success will depend in large part on its ability to obtain U.S. and foreign patent protection for its products, preserve its trade secrets and operate without infringing on the proprietary rights of third parties. There can be no assurance that the Company's issued patents, any future patents that may be issued as a result of the Company's U.S. or international patent applications, or the patents under which the Company has license rights, will offer any degree of protection to the Company's products against competitive products. There can also be no assurance that any additional patents will issue from any of the patent applications owned by or licensed to the Company, or that any patents that currently are or may be issued or licensed to the Company or any of the Company's patent applications will not be challenged, invalidated or circumvented in the future, or that any patents issued to or licensed by the Company will not be infringed upon or designed around by others. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the U.S. or in international markets. Moreover, patent law relating to certain of the Company's field of interest, particularly as to the scope of claims in issued patents, is still developing and it is unclear how these patent law developments will affect the Company's patent rights.

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not in the future become subject to additional patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to or licensed to the Company, to protect the Company's trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

         Entry of a judgment against the Company, in a patent infringement case involving an antibody used by the Company in its CEPRATE(R) SC System, appears highly likely in the near future. See "Legal Proceedings." Plaintiffs in this case are seeking a permanent injunction against the Company's principal products. This injunction would prevent the Company from manufacturing or selling these products which would have a material adverse effect on the Company's business, financial condition and results of operations (see "Legal Proceedings," above). There can be no assurance that additional infringement claims by third parties or claims for indemnification resulting from infringement claims will not be asserted against the Company in the future or that such assertions, if proven to be true, will not have a material adverse effect on the Company's business, financial condition and results of operations. Any additional litigation or interference proceedings involving the Company would likely result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company is or may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all.

         In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

DEPENDENCE ON CEPRATE(R) SC SYSTEM.

         The CEPRATE(R) SC System is the primary product being marketed by the Company and will remain so for the near term. The Company has received approval from the FDA for use of the CEPRATE(R) SC System for transplantation of stem cells obtained from bone marrow. In order to market the CEPRATE(R) SC System in the U.S. for additional indications, including for the potentially larger market of transplantation of stem cells obtained from peripheral blood, the Company will be required to obtain additional regulatory approvals. The Company has completed a Phase III clinical trial for use of the CEPRATE(R) SC System for transplantation of stem cells obtained from peripheral blood in patients with multiple myeloma and plans to file a PMA based on its results in the fall of 1997. There can be no assurance, however, that the FDA will approve the product for this indication or will not require additional clinical trials.

         There can be no assurance that the CEPRATE(R) SC System will achieve market acceptance and be commercially successful. Because the CEPRATE(R) SC System represents the Company's principal near-term focus, and because many of the Company's future products under development are designed to be used in conjunction with the CEPRATE(R) SC System, failure of the CEPRATE(R) SC System to gain market acceptance would have a material adverse effect of the Company's business, financial condition and results of operations. Additionally, there can be no assurance that a permanent injunction against the sale of the CEPRATE(R) SC System in the U.S. will not be granted as a consequence of the current patent litigation involving the Company. Any such injunction would have a material adverse effect on the Company's business, financial condition and results of operations. See "Legal Proceedings," above.

UNCERTAINTY OF PRODUCT ACCEPTANCE.

         Sales of the Company's products have generated growing but modest revenues to date. The CEPRATE(R) SC System has been approved for marketing and sale in the U.S., in the European Economic Community (the "EEC") and in Canada. The CEPRATE(R) TCD System has also been approved for use in the EEC. These are the only Company products that have received such approvals. The CEPRATE(R) SC System is approved for use in autologous bone marrow transplantation in the U.S. Commercial sales of the product for other uses will require specific FDA approval, as will the CEPRATE(R) TCD System. There can be no assurance that the CEPRATE(R) SC System or any of the Company's future products will gain any significant degree of market acceptance in the U.S. or internationally among physicians, hospital personnel, other health care providers and third-party payors, even if reimbursement and necessary regulatory approvals are obtained. The Company believes that the commercial success of its products will depend on such acceptance. Acceptance will also depend upon the Company's ability to train physicians, hospital personnel and other health care providers to use the CEPRATE(R) SC System and the Company's other products, and the willingness of such individuals to learn to use these products. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE.

         The securities markets have, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. These fluctuations often substantially affect the market price of a company's common stock. In particular, the market prices for securities of medical device companies and biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. The market price of the Company's

Common Stock has in the past and in the future may be subject to volatility in general and from quarter to quarter depending upon announcements regarding developments concerning proprietary rights or litigation or disputes related thereto, the results of regulatory approval filings, clinical studies or other testing, technological innovations or new commercial products by the Company or its competitors, government regulations, changes in reimbursement levels, public concern as to the safety of products developed by the Company or others, changes in health care policy in the U.S. and internationally, the issuance of new or changed stock market analyst reports and recommendations, and economic and other external factors, as well as continued operating losses by the Company and fluctuations in the Company's financial results. These factors could have a material adverse effect on the Company's business, financial condition and results of operations and may not be indicative of the prices that may prevail in the public market.

LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE.

         The Company has limited experience in sales, marketing and distribution of its products, particularly outside of the EEC. The Company has established a direct sales force in Europe to sell its products, primarily in the EEC, and is selling the product through distributors in Latin America and the Asia-Pacific Region. The Company is currently recruiting to establish its sales and technical support team to support the U.S. product launch of the CEPRATE(R) SC System. In addition, the Company is currently working with a consultant to explore options for entering the Japanese market. There can be no assurance that the Company will be able to attract and retain qualified sales and marketing personnel and distributors, or that the Company's sales and marketing efforts will be successful. Failure to develop an effective sales and marketing organization or establish effective distribution relationships with respect to the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT.

         In the U.S., physicians, hospitals and other health care providers that perform medical services generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the cost associated with the treatment of patients. There can be no assurance that third party reimbursement at acceptable levels will be available for such procedures. At present, third-party payors are inconsistent in their approach to reimbursement for stem cell transplantation. There can be no assurance that even if reimbursement is provided for such transplantation procedures, the cost of the CEPRATE(R) SC System or the Company's future products would be covered.

         Reimbursement and health care payment systems in international markets vary significantly by country, and can include both government sponsored and private health care insurance. Failure by physicians, hospitals and other health care providers, both in the U.S. and internationally, to obtain sufficient reimbursement from third-party payors for use of the Company's products, or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures, could have a material adverse effect on the Company's business, financial condition and results of operations.

NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT.

         The Company's ability to successfully develop any additional products is uncertain. The Company's research and development programs with respect to certain of its potential products are at an early stage. The Company's goal is to develop, manufacture and market products for use in cell therapy and diagnostics based upon the Company's proprietary cell selection technology. Potential new products will require significant additional research, development, preclinical and clinical testing, regulatory approval and additional investment prior to their commercialization, which may not be successful. Development of new products may also require access to technologies which are owned or controlled by third parties and which may not be available to the Company at a cost-effective price or commercially-acceptable terms, if at all. There can be no assurance that the Company's approach will result in the development of commercially successful products on a timely basis, or at all.

COMPETITION AND TECHNOLOGICAL CHANGE.

         Biotechnology in general and cell therapy in particular are rapidly evolving fields in which developments are likely to continue at a rapid pace. Technological competition from existing biotechnology companies and others diversifying into this field is intense and expected to increase. Currently, the CEPRATE(R) SC System is the only stem cell selection system approved for commercial sale in the U.S. Although this potentially gives the Company a lead over its competitors in the U.S. marketplace, there can be no assurance that other, more effective cell selection systems which compete with the CEPRATE(R) SC System will not receive FDA approval in the near future. Other companies and institutions with substantially greater financial, manufacturing, marketing, distribution and technical resources than the Company are engaged in the research and development of products similar to those currently being developed or commercialized by the Company, and others may choose to enter this market at a later date. The Company is aware of at least one other company, Baxter International Inc., which has filed a PMA requesting approval for a competing product from the FDA. The Company currently faces competition from several companies in the development and utilization of cell selection devices, as discussed under the section titled "Competition" above. There can be no assurance that these or other companies or institutions will not succeed in developing products or procedures that are more effective than the Company's or that would render the Company's technology or products obsolete or uncompetitive. The Company believes that important competitive factors with respect to the development and commercialization of its products include the relative speed with which it can develop products, establish clinical utility, complete the clinical testing and regulatory approval process, obtain reimbursement and supply commercial quantities of the product to the market. The Company's inability to compete favorably with respect to any of these factors could have a material adverse effect on its business, financial condition and results of operations. The Company also competes with other companies for clinical sites to conduct trials. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON CONTRACT MANUFACTURERS AND SUPPLIERS; MANAGEMENT OF EXPANDED OPERATIONS; GMP.

         The Company currently purchases antibodies and many components used in its products from third party sources. In addition, the Company currently subcontracts parts of its manufacturing process for certain products and their components and expects to continue to do so. Certain antibodies and components are obtained from single source suppliers. There can be no assurance that the supply of such antibodies, components or supplies will not become limited or be interrupted or that the Company's manufacturing process will not be interrupted in the future. There also can be no assurance that the Company will be able to continue its present arrangements with its suppliers, supplement existing relationships, find alternative suppliers or that the Company will be able to identify or obtain the antibodies or other components necessary to develop products in the future.

         There can be no assurance that the Company will be able to develop the necessary manufacturing capability, build and train the necessary manufacturing, quality control and assurance teams, attract, retain and integrate the required key personnel, or implement the financial and management systems necessary to meet any increased demand for its products. Failure of the Company to successfully expand its operations in response to any increased demand for its current and future products, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

         To be successful, the Company's products must be manufactured in compliance with regulatory requirements and at acceptable costs. The Company's manufacturing facilities are subject to GMP regulations, international quality standards and other regulatory requirements. Failure by the Company to maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements may entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

 GOVERNMENT REGULATION

         FDA AUTHORITY. The testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         DEVICE CLASSIFICATION. In the U.S., medical devices are classified into one of three classes (i.e., Class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to GMPs) and Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices) are those which must receive premarket approval by the FDA to ensure their safety and effectiveness

         Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance or approval through either clearance of a 510(k) notification or approval of a PMA.

         510(K) CLEARANCE. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data. The FDA may determine that the proposed device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance, but may take longer. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

         PMA APPROVAL. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, laboratory and animal studies. The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

         Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application and begin an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendation of the advisory panel.

         Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable GMP requirements. If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "non-approvable" letter. The FDA may determine that additional clinical trials are necessary, in which case the PMA may be delayed for one or more years while additional clinical trials are conducted and submitted in an amendment to the PMA. Modifications to a device that is the subject of an approved PMA, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

         PMA SUBMITTED. The CEPRATE(R) SC System is being regulated as a Class III device requiring submission of a PMA. The Company filed a PMA for use of the CEPRATE(R) SC System for use in autologous stem cell transplantation using bone marrow. The Company received notice from the FDA that its initial PMA was approved on December 6, 1996. The Company anticipates that a number of its future products currently under development will also be classified as Class III devices requiring a PMA.

         CLINICAL TRIALS. If human clinical trials of a device are required, whether for a 510(k) or a PMA, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Submission of an IDE does not give assurance that FDA will approve the IDE and, if it is approved, there can be no assurance that FDA will determine that the data derived from these studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Clinical trials using the CEPRATE(R) SC System are "significant risk" trials which require IDEs. The Company is currently conducting several clinical trials under its own IDEs and is involved in an extensive investigator sponsored IDE program where the investigator holds the IDE and is responsible for conducting the clinical trial. The Company intends to use data from certain of these trials to support FDA approval of additional indications for the CEPRATE(R) SC System. There is no assurance that any of these trials will be successful or that the FDA will accept data from the trials as adequate for approval of the CEPRATE(R) SC System for additional indications. Manufacturers are permitted to sell investigational devices distributed in the course of clinical studies provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. The Company has instituted a cost recovery program for certain of the investigator sponsored clinical trials which use the CEPRATE(R) SC System.

         NO ASSURANCE OF APPROVALS OR CLEARANCES. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         PERVASIVE REGULATION. Any devices manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by FDA and certain state agencies. Manufacturers of medical devices for marketing in the U.S. are required to adhere to applicable regulations governing design and manufacture which are described in GMP requirements, which include testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Although current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses, physicians are not prohibited by the FDA from using products for indications other than those approved by the FDA. There can be no assurance that the CEPRATE(R) SC System or the Company's future products, if any, will not be used by physicians for indications other than those approved by the FDA and that the Company will not be subject to FDA action resulting from such use.

         The Company is subject to routine inspection by FDA and certain state agencies for compliance with GMP requirements, MDR requirements, and other applicable regulations. The FDA has recently changed GMP regulations which will likely increase the cost of compliance with GMP requirements. Future changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition, and results of operation. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation.

         INTERNATIONAL CONSIDERATIONS. Sales of medical devices outside of the U.S. are subject to international regulatory requirements that vary widely from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company has obtained the certifications necessary to enable the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives, to be affixed to the CEPRATE(R) SC System and the CEPRATE(R) TCD System. The CE mark designates full marketing approval throughout the 18-nation European Economic Area. In order to maintain this certification, the Company will be subject to periodic inspections. The CEPRATE(R) SC System has also been approved for commercial sale in Canada. The Company has contracted with distributors for sale of the CEPRATE(R) SC System in certain countries in Latin America and the Asia-Pacific region pursuant to distribution agreements which obligate the distributor to obtain regulatory approval for sale of the product in those counties which require them. Many countries in which the Company currently operates or intends to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future that could adversely affect the Company's ability to market its products. In addition, significant costs and requests by regulators for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its products in the U.S. or internationally. Failure to comply with applicable regulatory requirements can result in loss of previously received approvals and other sanctions and could have a material adverse effect on the Company's business, financial condition and results of operations.

         ADDITIONAL REGULATION. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

DEPENDENCE ON LICENSES; POTENTIAL NEED FOR STRATEGIC PARTNERS.

         The Company has obtained, and may need to obtain in the future, licensed rights to certain proprietary technologies from other entities, individuals and research institutions to which it is, or will be, obligated to pay royalties and milestone payments if it develops products based upon the licensed technology. The Company has a worldwide, sublicensable, exclusive license from the Hutchinson Center to certain patent rights related to its cell selection technology, which constitutes the Company's core technology for its current products and certain future products currently under development. There can be no assurance that the Company will be able to enter into additional collaborative, license or other arrangements that the Company deems necessary or appropriate to develop, commercialize and market its products, or that any or all of the contemplated benefits from such collaborative, license or other arrangements will be realized. Certain of the collaborative, license or other arrangements that the Company may enter into in the future may place responsibility on the Company's partners or collaborators for preclinical testing and human clinical trials and for the preparation and submission of applications for regulatory approval for potential diagnostic or therapeutic products. Should any strategic partner fail to develop, commercialize or market successfully any product to which it has rights, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that partners or collaborators will timely perform their obligations under any such arrangements or will not pursue alternative technologies or products either on their own or in collaboration with others, including the Company's competitors, as a means for developing products that compete with the Company's products.

OPERATING LOSSES.

          The Company has generated modest revenues from product sales, but these revenues have not been sufficient to cover its operating expenses. The Company is substantially dependent upon external financing and interest income to pursue its present and intended business activities. The Company has not been profitable since inception and has incurred a cumulative net loss of approximately $116.5 million through March 31, 1997. Losses have resulted principally from costs incurred in research and development activities, clinical trials, marketing and product introduction expenses and from general and administrative costs. The Company expects to continue to incur substantial expenses in the future to support its operations. The Company's results of operations may vary significantly from quarter to quarter during this period of development and the Company expects to continue to incur net operating losses during this period.

         The Company's ability to achieve profitability is dependent on its ability to successfully market and sell its products, to develop and obtain patent protection and regulatory approval for its products and to manufacture its products in a cost-effective manner. There can be no assurance that the Company will successfully develop, commercialize, patent, manufacture or market its products, obtain required regulatory approvals, or achieve profitability.

FUTURE CAPITAL NEEDS; POTENTIAL INABILITY TO ACCESS CAPITAL MARKETS.

         The Company will continue to expend substantial funds on research and development and commercialization efforts, including capital expenditures, for its products. The Company may require additional funds for these purposes and may seek such funds through additional equity financings, debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available to the Company on acceptable terms or on a timely basis, if at all. Lack of adequate funds from operations or additional sources of financing may have a material adverse impact on the Company.

RELIANCE ON KEY PERSONNEL.

         The Company is highly dependent upon the efforts of its senior management and scientific team. The loss of the services of one or more of these individuals could impede the achievement of its business and development objectives. Because of the specialized scientific nature of the Company's business, the Company is also highly dependent upon its ability to continue to attract and retain qualified scientific and technical personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. Loss of the services of, or failure to recruit, key management, scientific and technical personnel could adversely affect the Company's business.

RISKS ASSOCIATED WITH INTERNATIONAL SALES.

         Due to regulatory constraints in the U.S., the Company's sales efforts for the CEPRATE(R) SC System were limited to international markets prior to December 6, 1996. The Company anticipates that, even though it obtained FDA approval to sell the CEPRATE(R) SC System in the U.S. in December 1996, international sales will continue to constitute a significant part of its business. A number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in staffing, coordinating and managing international operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as constraints on the Company's ability to maintain or increase prices. The international nature of the Company's business subjects it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or the Company's products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations, or new interpretations of existing laws and regulations, will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the U.S. There can be no assurance that the Company will be able to successfully further commercialize its current products or successfully commercialize any future products in any international market.

RISK OF LIABILITY; ADEQUACY OF INSURANCE COVERAGE.

         Inherent in the manufacturing and distribution of the Company's products is the risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. Although the Company has not experienced any claims to date, there can be no assurance that the Company will not experience losses due to product liability claims in the future. Although the Company is presently covered by general liability insurance (which includes coverage for product and clinical trial liability) in the amount of $5,000,000 per occurrence and $5,000,000 in the aggregate, there can be no assurance that such insurance coverage will provide sufficient funds to satisfy judgments which, in the future, may be entered against the Company or that such insurance will continue to be available or sufficient in the future. In addition, there can be no assurance that all of the activities encompassed within the Company's business are covered under the Company's policies. The Company may require increased product liability coverage as it increases its commercial activities in the U.S. and internationally. Furthermore, there can be no assurance that the Company will have sufficient resources to satisfy any liability or litigation expenses that may result from any uninsured or underinsured claims. Any claims or series of claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

         The Company currently leases a total of approximately 148,000 square feet in three facilities in Bothell, Washington. The Company's headquarters are located in a 90,000 square foot leased facility. This facility houses research and development, sales and marketing, and administrative activities. The lease is for a 10-year term and expires in August 2003 with options to renew for up to three additional consecutive five-year terms. Manufacturing activities are located in a leased facility featuring a clean room and biologics manufacturing capabilities. This facility includes approximately 23,000 square feet. The lease expires October 1997, with options to extend for five additional years. This option has been exercised. The Company's original headquarters and research facility includes approximately 35,000 square feet. The Company has subleased this facility. This lease will expire in October 1997. Also, the Company has leased office space in Brussels, Belgium for its European headquarters. The lease expires in February 2002, with an option to terminate in February 1999.


ITEM 3.  LEGAL PROCEEDINGS

(a) At March 31, 1997, the Company established a liability of $17 million to cover potential losses from, and future expenses for pursuing, ongoing patent litigation in which the Company is accused of infringing two patents owned by the Johns Hopkins University and licensed to Baxter Healthcare Corporation and Becton Dickinson & Company (Hopkins, Baxter and Becton hereinafter being collectively referred to as "plaintiffs"). While management is optimistic that the Company will ultimately prevail in this dispute, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. The liability has been recorded in recognition of the fact that adverse Court rulings on liability, and an adverse jury verdict, have been rendered at the District Court level and that the entry of a District Court judgment against the Company, in the near term, appears highly likely. The ultimate amount of loss, if any, and the ultimate amount of future expenses incurred in pursuing this litigation, may vary significantly from the amount accrued.

         There have been two jury trials in the case. In the first trial, a jury on August 4, 1995, found in favor of CellPro on all counts. The verdict stated that the four patents then in suit were not infringed by CellPro's manufacture, use and sale of the CEPRATE(R) SC System or the CEPRATE(R) LC System. Additionally, the jury found that the claims of the patents asserted against CellPro were invalid.

         Post-trial motions were filed and, on July 1, 1996, the U.S. District Court for the District of Delaware (per Judge Roderick R. McKelvie) partially granted plaintiffs' motion for judgment as a matter of law as to the issues of infringement, inducement of infringement and enablement with respect to U.S. Patent No. 4,965,680, as well as the issue of induced infringement with respect to U.S. Patent No. 5,130,144. The Court ordered a new trial on remaining liability and infringement issues.

         In a series of decisions preceding the new trial, Judge McKelvie granted motions by the plaintiffs to dismiss CellPro's remaining liability and infringement defenses. Plaintiffs moved to withdraw two of the four patents from suit, which motion was granted upon plaintiffs' undertaking that they would not accuse any present product of CellPro of infringing those patents.

         A second jury trial was held in March, 1997, at which the jury was instructed to the effect that the Court had already determined that CellPro infringed the two patents remaining in suit, that its defenses had been dismissed, and that the jury was bound by those determinations. Hence, the jury at the second trial heard evidence and arguments only as to the amount of damages to be awarded and as to whether CellPro's conduct had been willful. On March 11, 1997, the jury reached a verdict finding willfulness and awarding some $2.3 million in damages to plaintiffs.

         A final judgment has not yet been rendered at the District Court level. Still pending are decisions as to whether enhanced damages will be awarded, as to whether and on what terms an injunction will be granted against CellPro's principal products, as to whether an award reimbursing plaintiffs for attorney fees will be granted, and as to whether CellPro will be allowed to proceed further on its defense that the patents are unenforceable for misuse by reason of an attempt by the plaintiffs to extend the reach of their patents beyond the territory of the U.S. Also pending for decision is CellPro's alternative motion for a stay, pending appeal, of any permanent injunctions the Court may enter against CellPro.

         The Company intends to challenge the second jury's verdict on post-trial motions and, if necessary, on appeal to the U.S. Court of Appeals for the Federal Circuit. The Company further intends to pursue vigorously an appeal in the Court from all adverse rulings heretofore and hereafter made by the District Court. The Company plans to urge that reversible errors were made by the Court in trying this case, that the second jury's verdict is contrary to the evidence and law, and that the first jury's verdict should be reinstated and judgment entered thereon. Additionally, the Company has requested that the Department of Health and Human Services exercise its "march-in" rights under the Bayh-Dole Act 35 U.S.C. 200 et. seq. and grant the Company a license to the technology in dispute.

         The antitrust and unfair competition claims filed by CellPro against the plaintiffs have been stayed pending completion of the patent litigation.

         The Company may incur substantial expenses in excess of the amount accrued at March 31, 1997 in connection with this litigation. These expenses could have a material effect on the Company's results of operations and financial position in future periods. Additionally, as a result of this litigation, an injunction could be granted and, if granted, the Company could be prohibited from selling its principal products. The granting of an injunction would materially disrupt the Company's business. See also "Investment Considerations--Legal Proceedings," above.

(b) No material legal proceedings were terminated in the fourth quarter of fiscal 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1997.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         CellPro common stock trades on the Nasdaq Stock Market under the symbol CPRO. As of March 31, 1997, there were approximately 285 holders of record of the Company's common stock. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain future earnings and capital for use in its business.

         The following table sets forth the range of high and low sales prices of the Common Stock as quoted on the Nasdaq Stock Market for the fiscal years ended March 31,1997 and 1996.

                    1997                   High                   Low

                 4th Quarter              13.000                 6.125
                 3rd Quarter              15.500                10.000
                 2nd Quarter              17.250                10.750
                 1st Quarter              20.000                15.000

                    1996                   High                   Low

                 4th Quarter              20.375                13.000
                 3rd Quarter              16.750                10.000
                 2nd Quarter              16.750                11.500
                 1st Quarter              13.750                 8.625

ITEM 6.  SELECTED FINANCIAL DATA

         STATEMENT OF OPERATIONS DATA:

                                                       YEARS ENDED MARCH 31,
                               -------------------------------------------------------------------------------------
                                   1997              1996              1995              1994              1993
Product sales               $    9,515,984    $    6,801,985    $    4,215,910    $    1,365,374    $      301,173
Related party revenue               -              6,000,000            -                 -                 -
Contract revenue                   146,390            41,600            -              2,933,000            -
                               -------------     -------------     -------------     -------------     -------------

             Total revenues      9,662,374        12,843,585         4,215,910         4,298,374           301,173
                               -------------     -------------     -------------     -------------     -------------

Costs and expenses:
  Cost of product sales          5,161,389         3,723,421         2,429,573         1,266,840           286,114
  Research and development      16,243,501        16,474,133        15,417,405         9,944,617         9,215,430
  Selling, general & admin.     15,379,650        12,515,870         9,177,505         6,224,706         3,439,921
  Litigation provision          17,000,000            -                 -              3,926,530            -
                               -------------     -------------     -------------     -------------     -------------

   Total costs and expenses     53,784,540        32,713,424        27,024,483        21,362,693        12,941,465
                               -------------     -------------     -------------     -------------     -------------

       Loss from operations    (44,122,166)      (19,869,839)      (22,808,573)      (17,064,319)      (12,640,292)
                               -------------     -------------     -------------     -------------     -------------

Other income (expense):
  Interest income                3,590,157         4,164,218         3,766,173         2,178,817         1,431,929
  Interest expense                 (46,053)          (86,718)         (157,034)         (205,838)         (210,787)
  Other, net                      (337,322)          139,679           213,479           (30,052)           -
                               -------------     -------------     -------------     -------------     -------------

         Total other income      3,206,782         4,217,179         3,822,618         1,942,927         1,221,142
                               -------------     -------------     -------------     -------------     -------------

                   Net loss $  (40,915,384)   $  (15,652,660)   $  (18,985,955)   $  (15,121,392)   $  (11,419,150)
                               =============     =============     =============     =============     =============

Net loss per share          $        (2.84)   $       (1.13))   $        (1.45)   $        (1.27)   $        (1.23)
                               =============     =============     =============     =============     =============

Weighted average number of
  shares outstanding
  during the period             14,421,908        13,847,929        13,059,985        11,936,094         9,252,139
                               =============     =============     =============     =============     =============

                BALANCE SHEET DATA:

                                                    AS OF MARCH 31,
                               --------------------------------------------------------------------------------------
                                   1997              1996              1995             1994              1993
Cash, cash equivalents      $   54,043,175    $   74,143,851    $   64,649,630   $   95,505,030    $   55,898,994
   and marketable
   securities
Total assets                    76,123,697        97,941,349        89,512,935      110,616,321        62,163,416
Long-term debt, net of
   current portion                 152,943           208,001           486,428          754,719           870,957
Total stockholders' equity      52,780,648        92,213,233        80,760,680       99,376,207        57,367,564


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements is contained herein under the caption "Investment Considerations" for the fiscal year ended March 31, 1997 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

         Since the commencement of operations in 1989, the Company has primarily engaged in developing, manufacturing and marketing proprietary continuous-flow, cell-selection systems. These systems may be used for a variety of therapeutic, diagnostic and research applications. On December 6,

1996, the U.S. FDA granted marketing approval for CellPro's CEPRATE(R) SC System for purification of stem cells for bone marrow transplantation. The CEPRATE(R) SC System has also received marketing approval throughout the 18-nation European Economic Area and Canada.

         The Company's activities have been funded primarily by raising approximately $153 million through the sale of Common Stock, including two public offerings and two private offerings to Corange International Limited ("Corange"), and $9.7 million through private sales of Preferred Stock prior to the Company's initial public offering. The Company has been unprofitable since inception and expects to incur additional operating losses for at least the next few years. For the period from inception to March 31, 1997, the Company incurred a cumulative net loss of approximately $116.5 million.

         The Company's first commercial product, the CEPRATE(R) LC System, was introduced in October 1991 and is being sold on a world-wide basis for various research applications. Additionally, the Company commenced sales of its CEPRATE(R) SC System for certain therapeutic purposes in Europe in August 1993 and in the U.S. in January 1997. The CEPRATE(R) SC System is also being sold in Canada, South America and Asia-Pacific. The Company expects to continue to incur substantial expenses to support its operations, including the costs of preclinical and clinical studies, manufacturing scale-up costs and the expansion of its sales and marketing organization. The Company's results of operations may vary significantly from quarter to quarter during this period of development and the Company expects to continue to incur net operating losses during this period.

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 1997, 1996, AND 1995

PRODUCT SALES

         Product sales increased to $9.5 million in the fiscal year ended March 31, 1997 ("fiscal 1997"), from $6.8 million in the fiscal year ended March 31, 1996 ("fiscal 1996"), and $4.2 million in the fiscal year ended March 31, 1995 ("fiscal 1995"). Additional sales of the CEPRATE(R) SC System were primarily responsible for the increase.

         In July 1995, the CEPRATE(R) SC System was approved for commercial sale in the European Economic Area. This opened up several new markets and expanded access to those which were already being served in Europe. European sales increased 26%, to $6.8 million, in fiscal 1997, from $5.3 million in fiscal 1996. This was fueled by a 41% increase in CEPRATE(R) SC System unit sales. The fiscal 1996 European sales represented a 46% increase from fiscal 1995 sales of $3.7 million with a 40% increase in CEPRATE(R) SC System units sold. These sales are denominated in various European currencies. As a result, product sales have been and will continue to be affected by changing currency exchange rates.

         During January 1997, the Company commenced commercial shipments of the CEPRATE(R) SC System in the U.S. Beginning in fiscal 1996, the product had been offered for sale, on a limited basis, for investigational use in the U.S. under a cost recovery program. The CEPRATE(R) SC System is also available for sale in Canada and key Latin American and Asia-Pacific countries. During fiscal 1997, 1996 and 1995, combined U.S. and export sales to Asia-Pacific, Canada and South America totaled $2.7 million, $1.5 million, and $560,000, respectively. The increase between 1997 and 1996 resulted from increased cost recovery and export sales of CEPRATE(R) SC Systems, and initial commercial sales in the U.S. The increase from fiscal 1995 to fiscal 1996 resulted from initiation of both cost recovery sales in the U.S. and export sales in Asia-Pacific, Canada, and South America.

RELATED PARTY REVENUES

         Related party revenue for fiscal 1996 consisted of $6 million for prior research and development services received from Corange as part of a modification of business arrangements between CellPro and Corange previously established in December 1993.

COST OF PRODUCT SALES

         Cost of product sales was $5.2 million, $3.7 million, and $2.4 million for fiscal 1997, 1996, and 1995, respectively. As noted above, these increases are related to higher sales volumes. The Company's gross margin percentage improved slightly from fiscal 1996 to fiscal 1997. The strength in the U.S. dollar reduced the average European selling price for the Company's products, which was offset by lower European distribution costs. During the quarter ended December 31, 1996, the Company discontinued a contract distribution arrangement in Europe and began distributing its products directly. The Company's gross profit was higher in fiscal 1996 than in fiscal 1995 due to the favorable mix of CEPRATE(R) SC System sales and higher average European selling prices in fiscal 1996 than in fiscal 1995.

RESEARCH AND DEVELOPMENT

         Research and development expenses totaled $16.2 million in fiscal 1997, consistent with the $16.5 million level in fiscal 1996. In fiscal 1995, these expenses totaled $15.4 million. The increase from fiscal 1995 to fiscal 1996 resulted from the commencement of the Company's second Phase III clinical trial, which began in fiscal 1995, and from a newly created collaboration with Corixa Corporation to develop T-lymphocyte therapies to treat cancer. Patient accrual was completed in the Phase III trial during fiscal 1997. The Corixa collaboration is on-going.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses totaled $15.4 million, $12.5 million and $9.2 million in fiscal 1997, 1996 and 1995, respectively. The increase from fiscal 1996 to fiscal 1997 as well as the increase from fiscal 1995 to fiscal 1996 resulted from higher legal fees and increased sales and marketing expenses. Higher legal fees were incurred to defend the Company in patent litigation asserted by Baxter Healthcare Corporation, Becton Dickenson & Co. and Johns Hopkins University against the Company, as described below. Increased sales and marketing expenses resulted from expanded commercialization activities for the CEPRATE(R) SC System in the U.S., Europe, the Middle East, Canada, Asia/ Pacific and Latin America.

INTEREST INCOME

         The Company generated $3.6 million, $4.2 million and $3.8 million of interest income during the fiscal years ended March 31, 1997, 1996 and 1995, respectively. The decrease from fiscal 1996 to fiscal 1997 was due to lower average cash balances available for investment in fiscal 1997 than in fiscal 1996. The increase in fiscal 1996 over fiscal 1995 was due to higher interest rates received on such cash balances in fiscal 1996. Average cash reserves were higher in fiscal 1996 due to the July 31, 1995 modification of the Corange collaboration, which resulted in an infusion of $30 million of cash from the sale of Common Stock and revenue for past research and development. Average cash reserves were augmented in fiscal 1995 with the $60 million in proceeds from the Company's sale of Common Stock to Corange and a commitment payment received from Corange late in fiscal 1994.

LITIGATION PROVISION

         At March 31, 1997, the Company established a liability of $17 million to cover potential losses from, and future expenses for pursuing, ongoing patent litigation in which the Company is accused of infringing two patents owned by the Johns Hopkins University and licensed to Baxter Healthcare

Corporation and Becton Dickinson & Company (Hopkins, Baxter and Becton hereinafter being collectively referred to as "plaintiffs"). While management is optimistic that the Company will ultimately prevail in this dispute, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. The liability has been recorded in recognition of the fact that adverse Court rulings on liability, and an adverse jury verdict, have been rendered at the District Court level and that the entry of a District Court judgment against the Company, in the near term, appears highly likely. The ultimate amount of loss, if any, and the ultimate amount of future expenses incurred in pursuing this litigation, may vary significantly from the amount accrued.

         There have been two jury trials in the case. In the first trial, a jury on August 4, 1995, found in favor of CellPro on all counts. The verdict stated that the four patents then in suit were not infringed by CellPro's manufacture, use and sale of the CEPRATE(R) SC System or the CEPRATE(R) LC System. Additionally, the jury found that the claims of the patents asserted against CellPro were invalid.

         Post-trial motions were filed and, on July 1, 1996, the U.S. District Court for the District of Delaware (per Judge Roderick R. McKelvie) partially granted plaintiffs' motion for judgment as a matter of law as to the issues of infringement, inducement of infringement and enablement with respect to U.S. Patent No. 4,965,680, as well as the issue of induced infringement with respect to U.S. Patent No. 5,130,144. The Court ordered a new trial on remaining liability and infringement issues.

         In a series of decisions preceding the new trial, Judge McKelvie granted motions by the plaintiffs to dismiss CellPro's remaining liability and infringement defenses. Plaintiffs moved to withdraw two of the four patents from suit, which motion was granted upon plaintiffs' undertaking that they would not accuse any present product of CellPro of infringing those patents.

         A second jury trial was held in March, 1997, at which the jury was instructed to the effect that the Court had already determined that CellPro infringed the two patents remaining in suit, that its defenses had been dismissed, and that the jury was bound by those determinations. Hence, the jury at the second trial heard evidence and arguments only as to the amount of damages to be awarded and as to whether CellPro's conduct had been willful. On March 11, 1997, the jury reached a verdict finding willfulness and awarding some $2.3 million in damages to plaintiffs.

         A final judgment has not yet been rendered at the District Court level. Still pending are decisions as to whether enhanced damages will be awarded, as to whether and on what terms an injunction will be granted against CellPro's principal products, as to whether an award reimbursing plaintiffs for attorney fees will be granted, and as to whether CellPro will be allowed to proceed further on its defense that the patents are unenforceable for misuse by reason of an attempt by the plaintiffs to extend the reach of their patents beyond the territory of the U.S. Also pending for decision is CellPro's alternative motion for a stay, pending appeal, of any permanent injunctions the Court may enter against CellPro.

         The Company intends to challenge the second jury's verdict on post-trial motions and, if necessary, on appeal to the U.S. Court of Appeals for the Federal Circuit. The Company further intends to pursue vigorously an appeal in the Court from all adverse rulings heretofore and hereafter made by the District Court. The Company plans to urge that reversible errors were made by the Court in trying this case, that the second jury's verdict is contrary to the evidence and law, and that the first jury's verdict should be reinstated and judgment entered thereon. Additionally, the Company has requested that the Department of Health and Human Services exercise its "march-in" rights under the Bayh-Dole Act 35 U.S.C. 200 et. seq. and grant the Company a license to the technology in dispute.

         The antitrust and unfair competition claims filed by CellPro against the plaintiffs have been stayed pending completion of the patent litigation.

         The Company may incur substantial expenses in excess of the amount accrued at March 31, 1997 in connection with this litigation. These expenses could have a material effect on the Company's results of operations and financial position in future periods. Additionally, as a result of this litigation, an injunction could be granted and, if granted, the Company could be prohibited from selling its principal products. The granting of an injunction would materially disrupt the Company's business.

         Selling, general and administrative expense includes $3.9 million and $2.3 million related to this litigation for the years ended March 31, 1997 and 1996, respectively.

         The above factors resulted in net operating losses of $40.9 million, $15.7 million and $19.0 million in fiscal 1997, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through the sale of Common Stock and Preferred Stock, generation of interest income and arrangements for equipment financing. Through March 31, 1997, the Company has raised $73.3 million through two public offerings, $79.7 million through two private offerings of Common Stock, and $9.7 million from the sale of Preferred Stock. The Company has also generated $16.7 million in interest income, $22.3 million in product sales and $9.0 million in contract and related party revenues.

         Since inception, the Company has used $87.3 million of cash in operating activities and has invested $27.5 million in equipment and leasehold improvements. The Company has financed $3.7 million of these investments with secured lending arrangements.

         The Company expects to incur substantial expenses in support of additional research and development activities, including the costs of preclinical and clinical studies, expansion of manufacturing activities and new product development. Selling, general and administrative expenses will also increase as the Company builds its sales and marketing organization and expands administrative activities in support of the Company's anticipated expansion of commercial sales.

         At March 31, 1997, the Company had $54 million in cash and marketable securities available to meet its future working capital needs. The Company anticipates that its capital resources should be sufficient to fund its cash requirements through approximately the fiscal year ending March 31, 1999. The preceding forward-looking statement, and those presented below, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. In particular, any requirement to segregate significant damages in connection with ongoing patent litigation would have a material impact on this projection. In addition, the amount and timing of net expenditures of capital resources will depend on the Company's ability to increase product sales, the timing and extent of sales and marketing expenditures, including those incurred in support of product launches, the results of continuing patent litigation as described above, the progress of ongoing research and development, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any collaborative research and development agreements, product marketing or licensing agreements, or other corporate partner arrangements, the FDA regulatory process and other factors, many of which are beyond the Company's control.

FORWARD LOOKING INFORMATION

         Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), the Company provides the following "forward-looking statements," as such term is defined in the Reform Act. Readers are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ from those contained in such forward-looking statements.

         During the year ending March 31, 1998 ("fiscal 1998"), the Company expects to continue its sales and marketing efforts to launch the CEPRATE(R) SC System in the U.S. and expand its use in Europe. In addition, the Company will launch its newest product, the CEPRATE(R) TCD System, in the European market and continue clinical trials of this product in the U.S. in preparation for filing a PMA with the U.S. FDA late in 1999. The CEPRATE(R) TCD System is used to deplete additional T cells from transplant products initially concentrated using the CEPRATE(R) SC System. This additional T-cell depletion is believed to be important in allogeneic (donor-derived) stem cell transplants, such as those used in treating leukemia, particularly where mis-matched donors are used.

         These sales and marketing efforts, together with the anticipated availability of new products, may result in double-digit sales growth for fiscal 1998. However, the Company's ability to sell its products, and conduct clinical trials, may be severely and permanently curtailed if an injunction is granted against the Company's products pursuant to the on-going patent litigation as described previously, under the heading "Litigation Provision."

         Research and development directed at discovering and developing new cellular therapy products is expected to continue in fiscal 1998. These products include tumor cell purging products targeted for breast cancer and lymphoma patients, T-cell selection products to positively select CD4 and CD8 cells to treat cancer and infectious diseases, and dendritic cell selection for immunization against cancer. In the diagnostic market, the Company is developing a tumor cell enrichment product for use in detecting minimal residual disease in cancer patients. These products are expected to enter early-stage clinical trials within a year. Additional information on research and development may be found in the section entitled "Product Development Programs" of the Company's annual report on Form 10-K. These research and development initiatives are subject to the availability of funding which could be negatively impacted by a number of factors, some of which have been discussed above under "Liquidity and Capital Resources."

         NEW PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share." This statement will change the computation, presentation and disclosure requirements for earnings per share ("EPS"). The statement will be effective for interim and annual reporting periods ending after December 15, 1997. This statement will replace "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement will require the dual presentation of basic and diluted EPS on the face of the consolidated statement of operations. EPS computed pursuant to this statement is not expected to be materially different from the historical net loss per share previously presented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

    FINANCIAL STATEMENTS                                       PAGE IN FORM 10-K
    Report of Independent Accountants                                      39

    Consolidated Balance Sheets at March 31, 1997 and 1996                 40

    Consolidated Statements of Operations for the years ended March 31,    41
    1997, 1996 and 1995

    Consolidated Statements of Stockholders' Equity for the years ended    42
    March 31, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows for the years ended March 31,    43
    1997, 1996 and 1995

    Notes to Consolidated Financial Statements                             44-54

    All financial statement schedules have been omitted since this information is not required or because the information required is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders

CellPro, Incorporated

         We have audited the accompanying consolidated balance sheets of CellPro, Incorporated as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CellPro, Incorporated as of March 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



Coopers & Lybrand, L.L.P.
Seattle, Washington

May 13, 1997

CELLPRO, INCORPORATED
CONSOLIDATED BALANCE SHEETS

MARCH 31, 1997 AND 1996

                                                        ASSETS                         1997               1996
Current assets:
     Cash and cash equivalents                                               $      15,052,804    $     17,076,098
     Securities available for sale                                                  38,990,371          57,067,753
     Trade receivables                                                               3,158,729           2,283,624
     Inventories                                                                     5,078,257           4,384,452
     Other current assets                                                              548,558             555,904
                                                                                ----------------     ---------------

         Total current assets                                                       62,828,719          81,367,831

Property and equipment, net                                                         13,183,854          16,504,305
Other assets                                                                           111,124              69,213
                                                                                ----------------     ---------------

         Total assets                                                        $      76,123,697    $     97,941,349
                                                                                ================     ===============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                          $      149,750       $     269,275
     Accounts payable                                                                  991,297           1,104,467
     Accrued liabilities                                                             3,852,349           4,146,373
     Accrual for litigation claim and costs                                         17,000,000             -
                                                                                ----------------     ---------------

         Total current liabilities                                                  21,993,396           5,520,115

Long-term debt, net of current portion                                                 152,943             208,001

Other liabilities                                                                    1,196,710             -

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; 25,000,000 shares
       authorized; 14,487,313 shares and 14,348,933 shares
       issued and outstanding respectively                                              14,487              14,349
     Additional paid-in capital                                                    169,556,157         167,971,991
     Foreign currency translation                                                     (173,315)            (50,014)
     Net unrealized loss on securities available for sale                              (80,331)           (102,127)
     Accumulated deficit                                                          (116,536,350)        (75,620,966)
                                                                                ----------------     ---------------

         Total stockholders' equity                                                 52,780,648          92,213,233
                                                                                ----------------     ---------------

                      Total liabilities and stockholders' equity                $   76,123,697       $  97,941,349
                                                                                ================     ===============



The accompanying notes are an integral part of the consolidated financial statements.

CELLPRO, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                 1997               1996               1995
Product sales                                               $   9,515,984      $   6,801,985      $    4,215,910
Related party revenue                                             -                6,000,000             -
Contract revenue                                                  146,390             41,600             -
                                                            ---------------    ---------------    ----------------

         Total revenues                                         9,662,374         12,843,585           4,215,910
                                                            ---------------    ---------------    ----------------

Costs and expenses:
  Cost of product sales                                         5,161,389          3,723,421           2,429,573
  Research and development                                     16,243,501         16,474,133          15,417,405
  Selling, general and administrative                          15,379,650         12,515,870           9,177,505
  Litigation provision                                         17,000,000            -                   -
                                                            ---------------    ---------------    ----------------

         Total costs and expenses                              53,784,540         32,713,424          27,024,483
                                                            ---------------    ---------------    ----------------

         Loss from operations                                 (44,122,166)       (19,869,839)        (22,808,573)
                                                            ---------------    ---------------    ----------------

Other income (expense):
  Interest income                                               3,590,157          4,164,218           3,766,173
  Interest expense                                                (46,053)           (86,718)           (157,034)
  Other, net                                                     (337,322)           139,679             213,479
                                                            ---------------    ---------------    ----------------

         Total other income                                     3,206,782          4,217,179           3,822,618
                                                            ---------------    ---------------    ----------------

                   Net loss                                 $ (40,915,384)     $ (15,652,660)     $  (18,985,955)
                                                            ===============    ===============    ================

Net loss per share                                          $       (2.84)     $       (1.13)     $        (1.45)
                                                            ===============    ===============    ================

Weighted average number of shares
  outstanding during the period                                14,421,908         13,847,929           13,059,985
                                                            ===============    ===============    ================

The accompanying notes are an integral part of the consolidated financial statements.

CELLPRO, INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                                                Net
                                                                                             Unrealized
                                                                                              Loss on
                                                Common Stock         Additional     Foreign  Securities
                                                                      Paid-in      Currency  Available    Accumulated
                                           Shares     Par Value      Capital     Translation  for Sale     Deficit         Total
Balance at April 1, 1994                 13,023,846   $  13,024   $140,349,232   $  (3,698)  $    --    $ (40,982,351)  $ 99,376,207

Exercise of stock options                    48,368          48        346,720       --          --             --          346,768
Employee stock purchase plan                 12,438          13        204,612       --          --             --          204,625
Amortization of stock option expense           --          --           90,000       --          --             --           90,000
Foreign currency translation                   --          --             --       12,458        --             --           12,458
Net unrealized loss on securities
  available for sale                           --          --             --         --      (283,423)          --         (283,423)
Net loss                                       --          --             --         --          --      (18,985,955)   (18,985,955)
                                        -----------   ---------   -----------------------   ---------  -------------   ------------

Balance at March 31, 1995                13,084,652      13,085    140,990,564      8,760    (283,423)   (59,968,306)    80,760,680

Sale of common stock for cash, net        1,000,000       1,000     24,551,861       --          --             --       24,552,861
Amortization of stock option expense           --          --           37,500       --          --             --           37,500
Exercise of stock options                   243,185         243      2,201,590       --          --             --        2,201,833
Foreign currency translation                   --          --             --      (58,774)       --             --          (58,774)
Employee stock purchase plan                 21,096          21        190,476       --          --             --          190,497
Net unrealized gain on securities
  available for sale                           --          --             --         --       181,296           --          181,296
Net loss                                       --          --             --         --          --      (15,652,660)   (15,652,660)
                                        -----------   ---------   -----------------------   ---------  -------------   ------------

Balance at March 31, 1996                14,348,933      14,349    167,971,991    (50,014)   (102,127)   (75,620,966)    92,213,233

Compensation related to options granted        --          --          253,332       --          --             --          253,332
Exercise of stock options                   124,125         124      1,169,482       --          --             --        1,169,606
Foreign currency translation                   --          --             --     (123,301)       --             --         (123,301)
Employee stock purchase plan                 14,255          14        161,352       --          --             --          161,366
Net unrealized gain on securities
  available for sale                           --          --             --         --        21,796           --           21,796
Net loss                                       --          --             --         --          --      (40,915,384)   (40,915,384)
                                        -----------   ---------   -----------------------   ---------  -------------   ------------

Balance at March 31, 1997                14,487,313   $  14,487   $169,556,157  $(173,315)  $ (80,331) $(116,536,350)  $ 52,780,648
                                        ===========   =========   =======================   =========  =============   ============

The accompanying notes are an integral part of the consolidated financial statements.

CELLPRO, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995

                                                                      1997                 1996               1995
Net loss                                                        $    (40,915,384)  $    (15,652,660)  $     (18,985,955)
Adjustments to reconcile net loss to net cash used
       in operating activities:
     Depreciation and amortization                                     3,976,696          3,897,400           3,078,323
     Compensation related to stock options
       granted                                                           253,332             37,500              90,000
     Changes in:
       Trade receivables                                                (875,105)        (1,149,451)           (476,879)
       Inventories                                                      (693,805)        (1,196,516)         (1,583,149)
       Other current assets                                                7,346               (596)              74,813
       Accounts payable                                                 (113,170)        (1,646,414)           (508,036)
       Accrued liabilities                                               902,686            847,064           1,965,425
       Accrual for litigation claim and costs                         17,000,000         (1,875,322)         (3,124,678)
                                                                   ---------------    ---------------     ---------------

         Net cash used in operating activities                       (20,457,404)       (16,738,995)        (19,470,136)
                                                                   ---------------    ---------------     ---------------

Investing activities:
     Purchase of property and equipment                                 (656,245)          (742,480)        (11,107,900)
     Proceeds from sales and maturities of securities
       available for sale                                             26,574,876         39,954,694          46,307,740
     Purchase of securities available for sale                        (8,475,698)       (49,375,547)        (38,473,706)
     Change in other assets                                              (41,911)           257,450             262,778
                                                                   ---------------    ---------------     ---------------

         Net cash provided by (used in) investing activities          17,401,022         (9,905,883)         (3,011,088)
                                                                   ---------------    ---------------     ---------------

Financing activities:
     Proceeds from long-term debt                                        104,490             69,700             102,300
     Principal payments on long-term debt                               (279,073)          (419,167)           (922,870)
     Net proceeds from issuance of common stock                        1,330,972         26,945,191             551,393
     Other                                                              (123,301)           (58,774)             12,458
                                                                   ---------------    ---------------     ---------------

         Net cash provided by (used in) financing
            activities                                                 1,033,088         26,536,950            (256,719)
                                                                   ---------------    ---------------     ---------------

         Net decrease in cash and cash equivalents                    (2,023,294)          (107,928)        (22,737,943)

Cash and cash equivalents:
     Beginning of period                                              17,076,098         17,184,026          39,921,969
                                                                   ---------------    ---------------     ---------------

     End of period                                              $     15,052,804   $     17,076,098    $     17,184,026
                                                                   ===============    ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

CELLPRO, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       FORMATION AND BUSINESS OF THE COMPANY:

         CellPro, Incorporated and Subsidiaries (the "Company" or "CellPro"), whose operations began in April 1989, is a biotechnology company, specializing in developing, manufacturing, and marketing proprietary continuous-flow, cell-selection systems for use in a variety of therapeutic, diagnostic, and research applications. The Company has formed several European subsidiaries to coordinate European marketing and clinical trials and one Australian subsidiary to facilitate regulatory approval in that country. On December 6, 1996, the U.S. Food and Drug Administration ("FDA") granted marketing approval for the Company's principal product, the CEPRATE(R) SC Stem Cell Concentration System. This product is also approved for use in Canada and has been granted use of the CE (Communaute' Europe'enne) marking, designating full marketing approval throughout the 18-nation European Economic Area. In fiscal years prior to 1997, the Company was in the development stage.

2.       SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Foreign subsidiaries are consolidated on a one-month delay.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

CASH AND CASH EQUIVALENTS

         Cash equivalents represent highly liquid short-term investments. The Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at market value. The Company maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

SECURITIES AVAILABLE FOR SALE

         The Company's investment securities are classified as available for sale and carried at fair value. Unrealized gains and losses are excluded from the statement of operations and reported as a separate component of stockholders' equity. Gross realized gains and losses on the sales of investment securities are determined on the specific identification method and are included in interest income. The Company's policy limits the amount of credit exposure to any one issuer.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets (two to five years). Leasehold improvements are amortized on a straight-line basis over the remaining term of the related lease (one to nine years). Expenditures for maintenance and repairs are charged to expense as incurred.

FOREIGN CURRENCY TRANSLATION

         Revenues, costs and expenses of the Company's international operations denominated in foreign currencies are translated to U.S. dollars at average rates of exchange prevailing during the year. Assets and liabilities are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are accumulated and reported in stockholders' equity.

RESEARCH AND DEVELOPMENT EXPENDITURES

         Research and development expenditures are charged to operations as incurred.

NET LOSS PER SHARE

         In accordance with the applicable rules of the Securities and Exchange Commission, net loss per share is based upon the weighted average number of shares of Common Stock outstanding. Common stock equivalents have not been included because the effect would be anti-dilutive.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1997 presentation.

3.       SECURITIES AVAILABLE FOR SALE:

         The following table summarizes the Company's securities available for sale at March 31:

                                                                         1997
                                        ---------------------------------------------------------------------
                                                             Gross             Gross
                                            Fair           Unrealized        Unrealized       Amortized Cost
                                            Value            Gains             Losses
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies            $ 21,078,265     $        4,665      $  (38,973)      $    21,112,573

Corporate debt securities                 14,419,537              6,375         (38,340)           14,451,502

Certificate of deposit                     3,492,569           -                (14,058)            3,506,627
                                        -------------    ---------------     ------------     ----------------

Total                                   $ 38,990,371     $       11,040      $  (91,371)      $    39,070,702
                                        =============    ===============     ============     ================

                                                                          1996
                                        -----------------------------------------------------------------------
                                                             Gross             Gross
                                            Fair           Unrealized        Unrealized       Amortized Cost
                                            Value            Gains             Losses
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies            $ 26,878,989     $       85,954      $  (69,531)      $    26,862,566

Corporate debt securities                 30,188,764             26,151        (144,701)           30,307,314
                                        -------------    ---------------     ------------     ----------------

Total                                   $ 57,067,753     $      112,105      $ (214,232)      $    57,169,880
                                        =============    ===============     ============     ================

         Amortized cost and market value of debt securities at March 31, 1997, by contractual maturity, are shown below:

                                                                      Market Value             Amortized Cost
                   Contractual Maturity
                   Due within 1 year                              $      23,181,678         $      23,227,947
                   Due after 1 year but within 5 years            $      15,808,693         $      15,842,755

         Gross realized losses totaled approximately $6,300, $26,000, and $29,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Gross realized gains totaled approximately $12,000 and $43,000 for the years ended March 31, 1997 and 1996, respectively.

4.       INVENTORIES:

         Inventories consisted of the following at March 31:

                                                                          1997                      1996
                   Raw materials                                  $       1,520,000         $       1,241,599
                   Work-in-process                                          918,632                 1,407,472
                   Finished goods                                         2,639,625                 1,735,381
                                                                     ===============           ===============
                                                                  $       5,078,257         $       4,384,452
                                                                     ===============           ===============

5.       PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following at March 31:

                                                                          1997                      1996
                   Laboratory and manufacturing equipment         $      2,935,605          $      2,983,370
                   Computers                                             1,400,577                 1,236,172
                   Office Equipment                                      1,099,020                 1,189,479
                   Furniture                                             1,413,115                 1,552,584
                   Leasehold improvements                               18,198,380                18,102,166
                                                                     ---------------           ---------------

                                                                        25,046,697                25,063,771
                   Less accumulated depreciation                       (11,862,843)               (8,559,466)
                                                                     ---------------           ---------------

                                                                  $     13,183,854          $     16,504,305
                                                                     ===============           ===============

6.       ACCRUED LIABILITIES:

         Accrued liabilities consisted of the following at March 31:

                                                                          1997                      1996

                   Litigation costs                               $       1,200,000         $        -
                   Deferred sales tax                                      -                        1,190,000
                   Accrued clinical trials costs                            972,000                   987,000
                   Accrued employee compensation and benefits               567,000                   583,000
                   Other                                                  1,113,349                 1,386,373
                                                                     ---------------           ---------------

                                                                  $       3,852,349         $       4,146,373
                                                                     ===============           ===============

7.       LONG-TERM DEBT:

         Long-term debt consisted of the following at March 31:

                                                                          1997                      1996
                   Notes payable, collateralized by furniture and
                        equipment with an original cost of
                        approximately $422,000, payable in
                        monthly installments totaling $11,745
                        including interest; final payment due
                        January 1997, interest at 9.47%             $      -                $        112,507
                   Capital lease obligations, payable in                   111,168                   163,989
                        monthly installments totaling
                        approximately $6,000, imputed interest
                        at 10%
                   Other                                                   191,525                   200,780
                                                                     ---------------           ---------------

                                     Total                                 302,693                   477,276

                   Less current portion                                   (149,750)                 (269,275)
                                                                     ---------------           ---------------

                                     Net                          $        152,943          $        208,001
                                                                     ===============           ===============

         At March 31, 1997, aggregate required principal payments for all long-term debt, including capital lease obligations, for the fiscal years ending March 31 are as follows:

                    1998                                     $     149,750
                    1999                                           114,223
                    2000                                            36,032
                    2001                                             1,505
                    2002                                             1,183
                                                                -----------

                                                             $     302,693
                                                                ===========

         Property and equipment includes $264,000 and $446,000, at March 31, 1997 and 1996, respectively, of equipment held under capital leases.

         Cash paid for interest for the years ended March 31, 1997, 1996, and 1995 was approximately $46,000, $87,000 and $157,000, respectively.

8.       OTHER LIABILITIES:

         Other liabilities consist of deferred state sales tax. The sales tax will be paid in five annual installments beginning December 31, 1998.

9.       COMMITMENTS AND CONTINGENCIES:

LEASES

         The Company leases one office and one manufacturing facility under noncancelable leases which expire in October 1997. The Company also leases a research and office facility under a 120-month noncancelable lease which expires August 2003. The lease for one facility provides for a rent increase in 1997 based upon changes in the Consumer Price Index.

         Under the terms of the leases, the Company is responsible for its share of taxes, insurance and common area charges. The leases provide the Company with options to renew with lease payments escalating based on changes in the Consumer Price Index.

         Total rental expense was approximately $1,100,000, $1,530,000 and $1,400,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Net of sublease income of $418,000 and $303,000 for the years ended March 31, 1997 and 1996, respectively.

         Future minimum payments on operating leases, net of sublease payments, are summarized as follows:

             Years Ending March 31,
                        1998                                    $     861,000
                        1999                                          631,000
                        2000                                          536,000
                        2001                                          518,000
                        2002                                          518,000
                     Thereafter                                       690,000
                                                                   ===========

                                                                $   3,754,000
                                                                   ===========

LITIGATION PROVISION

         At March 31, 1997, the Company established a liability of $17 million to cover potential losses from, and future expenses for pursuing, ongoing patent litigation in which the Company is accused of infringing two patents owned by the Johns Hopkins University and licensed to Baxter Healthcare Corporation and Becton Dickinson & Company (Hopkins, Baxter and Becton hereinafter being collectively referred to as "plaintiffs"). While management is optimistic that the Company will ultimately prevail in this dispute, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. The liability has been made in recognition of the fact that adverse Court rulings on liability, and an adverse jury verdict, have been rendered at the District Court level and that the entry of a District Court judgment against the Company, in the near term, appears highly likely. The ultimate amount of loss, if any, and the ultimate amount of future expenses incurred in pursuing this litigation, may vary significantly from the amount accrued.

         There have been two jury trials in the case. In the first trial, a jury on August 4, 1995, found in favor of CellPro on all counts. The verdict stated that the four patents then in suit were not infringed by CellPro's manufacture, use and sale of the CEPRATE(R) SC System or the CEPRATE(R) LC System. Additionally, the jury found that the claims of the patents asserted against CellPro were invalid.

         Post-trial motions were filed and, on July 1, 1996, the U.S. District Court for the District of Delaware (per Judge Roderick R. McKelvie) partially granted plaintiffs' motion for judgment as a matter of law as to the issues of infringement, inducement of infringement and enablement with respect to U.S. Patent No. 4,965,680, as well as the issue of induced infringement with respect to U.S. Patent No. 5,130,144. The Court ordered a new trial on remaining liability and infringement issues.

         In a series of decisions preceding the new trial, Judge McKelvie granted motions by the plaintiffs to dismiss CellPro's remaining liability and infringement defenses. Plaintiffs moved to withdraw two of the four patents from suit, which motion was granted upon plaintiffs' undertaking that they would not accuse any present product of CellPro of infringing those patents.

         A second jury trial was held in March, 1997, at which the jury was instructed to the effect that the Court had already determined that CellPro infringed the two patents remaining in suit, that its defenses had been dismissed, and that the jury was bound by those determinations. Hence, the jury at the second trial heard evidence and arguments only as to the amount of damages to be awarded and as to whether CellPro's conduct had been willful. On March 11, 1997, the jury reached a verdict finding willfulness and awarding some $2.3 million in damages to plaintiffs.

         A final judgment has not yet been rendered at the District Court level. Still pending are decisions as to whether enhanced damages will be awarded, as to whether and on what terms an injunction will be granted against CellPro's principal products, as to whether an award reimbursing plaintiffs for attorney fees will be granted, and as to whether CellPro will be allowed to proceed further on its defense that the patents are unenforceable for misuse by reason of an attempt by the plaintiffs to extend the reach of their patents beyond the territory of the United States. Also pending for decision is CellPro's alternative motion for a stay, pending appeal, of any permanent injunction the Court may enter against CellPro.

         The Company intends to challenge the second jury's verdict on post-trial motions and, if necessary, on appeal to the U.S. Court of Appeals for the Federal Circuit. The Company further intends to pursue vigorously an appeal in that Court from all adverse rulings heretofore and hereafter made by the District Court. The Company plans to urge that reversible errors were made by the Court in trying this case, that the second jury's verdict is contrary to the evidence and the law, and that the first jury's verdict should be reinstated and judgment entered thereon.

         The antitrust and unfair competition claims filed by CellPro against the plaintiffs have been stayed pending completion of the patent litigation.

         The Company may incur substantial expenses in excess of the amount accrued at March 31, 1997 in connection with this litigation. These expenses could have a material effect on the Company's results of operations and financial position in future periods. Additionally, as a result of this litigation, an injunction could be granted and, if granted, the Company could be prohibited from selling its principal products. The granting of an injunction would materially disrupt the Company's business.

         Selling, general and administrative expense includes $3.9 million and $2.3 million related to this litigation for the years ended March 31, 1997 and 1996, respectively.

10.      CAPITAL STOCK:

STOCK OPTION PLAN

         In 1989, the Company adopted a stock option plan (the "Option Plan") administered by a Plan Administrator designated by the Board of Directors. A total of 3,155,000 shares are available for issuance under the Plan. Options issued under the Option Plan are designated as either incentive stock options ("ISOs") or nonqualified stock options. ISOs must be granted to employees at minimum exercise prices equal to the fair market value of common shares at the date of grant. Nonqualified options must be granted at minimum exercise prices at least equal to 50% of fair market value of common shares at the date of grant. Options generally vest over a four year period and have a term of ten years from the date of grant.

         Stock option information with respect to all of the Company's stock option plans follows:

                                                                                  Exercise Price
                                                           -------------------------------------------------------------
                                              Shares                 Low                High           Weighted-Average
Balance April 1, 1994, unexercised             1,490,732       $          0.10     $         33.75     $         12.81
     Granted                                     200,288                  9.63               27.25               17.84
     Exercised                                   (48,368)                 0.10               21.25                6.91
     Forfeited                                   (40,302)                 8.00               29.75               19.21
                                          ----------------     ----------------    ----------------    ----------------
Balance March 31, 1995, unexercised            1,602,350                  0.10               33.75               13.53
                                          ----------------     ----------------    ----------------    ----------------
     Granted                                     989,733                 10.00               18.00               11.50
     Exercised                                  (243,185)                 0.10               13.50                9.08
     Forfeited                                  (774,495)                 8.00               33.75               17.99
                                          ----------------     ----------------    ----------------    ----------------
Balance March 31, 1996, unexercised            1,574,403                  0.10               33.00               10.78
                                          ----------------     ----------------    ----------------    ----------------
     Granted                                     513,750                  6.48               18.75               12.08
     Exercised                                  (124,125)                 0.30               15.75                9.37
     Forfeited                                  (274,132)                 6.81               33.00               13.32
                                          ================     ================    ================    ================
Balance March 31, 1997, unexercised            1,689,896   $              0.10  $            29.75  $            10.86
                                          ================     ================    ================    ================

         Pursuant to APB Opinion No. 25, the Company records for financial statement reporting purposes only, compensation expense equal to the difference, on the date of grant, between the grant price and the quoted market price of the Common Stock underlying options granted. Such compensation is amortized to expense over the vesting period of the related options.

         At March 31, 1997, 1996 and 1995, options for a total of 991,000, 736,000 and 900,000 shares were exercisable at weighted average prices of $9.88, $9.64 and $11.17 per share, respectively.

FAIR VALUE DISCLOSURES

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after March 31, 1995. Pro forma information regarding net loss and net loss per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of that statement.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see below) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for 1997 and 1996 is not representative of the pro forma effect on operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to April 1, 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                   Years Ended  March 31, (in millions)                1997                     1996
                   Net loss
                        As reported                               $     (40.9)             $     (15.7)
                        Pro forma                                       (42.8)                   (17.4)
                   Net loss per share
                        As reported                               $     (2.84)             $     (1.13)
                        Pro forma                                       (2.97)                   (1.25)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 63.3%; an expected life of 4.33 years; risk-free interest rate of 6.31% in 1997 and 5.96% in 1996; and no expected dividends.

         These assumptions resulted in weighted-average fair values of $6.34 and $5.62 per share for stock options granted in 1997 and 1996, respectively.

         The following table summarizes information about options outstanding at March 31, 1997:

                                             Options Outstanding                                Options Exercisable
                          ----------------------------------------------------------    -------------------------------------
                                                                   Weighted-Average
                                                  Weighted-            Remaining
                                                   Average            Contractual                            Weighted-Average
      Price Range             Shares            Exercise Price            Life              Shares           Exercise Price
     $0.10 - $10.00           325,120                $5.10                5.38              275,534               $4.68
    $10.50 - $10.50           546,421               $10.50                8.46              334,755              $10.50
    $10.75 - $13.00           464,767               $11.75                7.45              266,483              $11.37
    $13.06 - $29.75           353,588               $15.57                8.58              114,006              $17.09
                          ----------------    -----------------    -----------------    ----------------    -----------------
     $0.10 - $29.75         1,689,896               $10.86                7.61              990,778               $9.88

STOCK PURCHASE PLAN

         The Company established a stock purchase plan (the "Purchase Plan") under which employees, other than officers, may purchase shares of the Company's Common Stock. The purchase price per share is 85% of the lower of the market value per share of Common Stock determined as of the beginning or end of the six-month purchase period specified in the Purchase Plan. The initial purchase period began April 16, 1992. Through April 15, 1997, the end of the tenth purchase period, a total of 74,769 shares have been acquired by employees through the Purchase Plan. At March 31, 1997, the Company had 75,231 shares available for future issuance under the Purchase Plan.

PREFERRED STOCK

         The Company has 1,000,000 shares of authorized preferred stock. None of the preferred stock has been issued. As discussed below, 200,000 shares are reserved for use in the Company's shareholder rights plan.

SHAREHOLDER RIGHTS PLAN

         In April 1995, the Board of Directors adopted a shareholder rights plan pursuant to which holders of Common Stock outstanding on May 8, 1995 have been granted one Preferred Share Purchase Right (a "Right") on each outstanding share of Common Stock. Each Right entitles the registered holder to purchase one one-hundredth of a share of a new series of Junior Participating Preferred Stock (200,000 shares authorized) at an exercise price of

$70.00, subject to certain adjustments, upon the occurrence of certain events. The Rights will be exercisable only if a person, or group, acquires 15%, or more, of the Common Stock, or announces a tender offer for the Company, the consummation of which would result in ownership by a person, or group, of 15%, or more, of the Company's Common Stock. The Rights may be redeemed, at a redemption price of one cent per right, by the Board of Directors of the Company at any time within ten days after a person, or group, has acquired beneficial ownership of 15%, or more, of the Company's Common Stock. The Rights will expire on May 7, 2005.

         If, after the rights become exercisable, the Company is acquired in a merger, or other such transaction, or sells 50%, or more, of its assets or earnings power, each right will entitle its holder to purchase the acquiring company's common shares having a value of twice the Right's exercise price. In addition, if a person, or group, acquires 15%, or more, of the Company's outstanding Common Stock, each Right will entitle its holder (other than the acquiror) to purchase a number of the Company's common shares having a value of twice the Right's exercise price.

11.      COLLABORATION AGREEMENTS:

CORIXA

         On December 22, 1995, the Company signed a technology-based, multi-year research collaboration and licensing agreement with Corixa Corporation, a Seattle-based biotechnology company. The research collaboration calls for CellPro to provide funding for a new research program to identify and optimize methods and conditions for the growth of, and activation, or stimulation of tumor-antigen-specific lymphocytes (white blood cells) and other antigen-presenting cells outside of the body for use in treating cancer.

         Under the agreement, as amended January 1997, CellPro receives exclusive worldwide rights to all ex vivo therapy applications arising from Corixa's technology within the field of oncology and co-exclusive rights to dendritic cell vaccines that incorporate Corixa's technology. CellPro will be responsible for the clinical development and commercial introduction of any products resulting from this agreement. Subject to certain conditions, CellPro will provide Corixa with annual research funding and will make additional milestone and royalty payments based on the successful development and commercialization of these products. The amount of research funding will be negotiated annually, subject to certain minimums.

CORANGE

         On July 31, 1995, CellPro and its former corporate partner, Corange, reached a definitive agreement to conclude their collaboration entered into during December 1993. Under the new agreement, Corange paid CellPro $24 million in exchange for one million newly issued shares of CellPro Common Stock and $6 million for prior research and development services. In addition, CellPro agreed to supply Corange, on a non-exclusive basis, with cell separation systems for use in the field of gene medicine. All rights to CellPro's technology previously licensed to Corange have been returned to CellPro, the agreements have been terminated, and the two companies have exchanged releases in settlement of all claims relating to the 1993 agreements. Product sales to Corange approximated $100,000 and $85,000 in 1997 and 1996, respectively.

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amount of cash and cash equivalents at March 31, 1996 and 1997 approximates fair value.

         The aggregate fair value, based on market quotes, of the Company's securities available for sale at March 31, 1997 was $39.0 million as compared to its carrying value of $39.1 million. The aggregate fair value of the Company's securities available for sale at March 31, 1996 was $57.1 million as compared to its carrying value of $57.2 million.

         The carrying value of the Company's debt approximates fair value at March 31, 1997.

         The fair value of the other liabilities has been estimated at $940,000, compared to its balance sheet carrying value of $1,196,710 at March 31, 1997.

13.      FEDERAL INCOME TAXES:

         At March 31, 1997, the Company had accumulated net operating loss carryforwards of approximately $96.4 million which expire through 2012. The Company also has cumulative research and development tax credit carryforwards of approximately $3.5 million which expire through 2012. Differences between the tax bases of assets and liabilities and their financial statement amounts are reflected as deferred income taxes based on enacted tax rates. The principal differences in bases result from differing depreciation methods and the changes in various accrued liabilities. The accumulated net operating loss and research and development credit carryforwards and the differences between tax and financial reporting bases result in deferred income tax assets of approximately $45.4 million which have been reduced by a valuation allowance of an equal amount.

         The Company's ability to use its net operating losses to offset future taxable income is subject to restrictions enacted in the U.S. Internal Revenue Code of 1986, as amended (the "Code"). These restrictions could limit the Company's future use of its net operating losses if certain stock ownership changes described in the Code occur.

14.      TECHNOLOGY AGREEMENTS:

         The Company has entered into several licensing agreements granting it rights to utilize core technology for cell separation and certain antibodies. These agreements require payments of up-front fees upon execution and royalty payments in varying amounts for sales of licensed products for periods of up to 17 years. Payments relating to technology agreements are expensed as incurred.

15.      EMPLOYEE RETIREMENT PLAN:

         The Company sponsors an Employee Retirement Plan in accordance with
Section 401(k) of the Internal Revenue Code. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees' contributions. No Company contributions have been made to the Plan as of March 31, 1997.

16.      GEOGRAPHIC SEGMENT INFORMATION:

         The Company markets its products internationally through wholly-owned subsidiaries located in Europe and through independent distributors in other export markets. U.S. revenues in the following table include U.S. export sales to customers in foreign countries of $864,000 in 1997 and $423,000 in 1996. A summary of the Company's operations by geographic area follows:

                                                                 Years Ended March 31,
 1                                            --------------------------------------------------------------
                                                       1997                  1996                 1995
Revenues:
Product sales revenue:
     U.S.                                     $    2,758,487    $    1,457,534    $        560,025
     Transfers between geographic areas            7,126,090         4,284,645           4,179,705
Contract revenue                                     146,390            41,600             -
Related party revenue                                -               6,000,000             -
                                                --------------   ---------------    ----------------

         Total U.S.                               10,030,967        11,783,779           4,739,730
     Europe                                        6,757,497         5,344,451           3,655,885
     Eliminations                                 (7,126,090)       (4,284,645)         (4,179,705)
                                                --------------   ---------------    ----------------

         Consolidated revenues                $    9,662,374    $   12,843,585    $      4,215,910
                                                ==============   ===============    ================

Geographic Assets:
     U.S.                                     $   18,352,150    $   20,188,482    $     22,102,915
     Europe                                        3,430,520         3,620,535           3,230,607
     Eliminations                                    297,852           (11,518)             98,958
                                                --------------   ---------------    ----------------

                                                  22,080,522        23,797,499          25,432,480
     General corporate assets (principally
       cash and investments)                      54,043,175        74,143,850          64,080,455
                                                ==============   ===============    ================

         Consolidated assets                  $   76,123,697    $   97,941,349    $     89,512,935
                                                ==============   ===============    ================



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors and executive officers is included under the caption "Proposal One Election of Directors-Nominees" of the Company's 1997 Notice of Annual Meeting of Stockholders and Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is included under the caption "Proposal One - Election of Directors - Executive Compensation and Other Information" of the Company's 1997 Notice of Annual Meeting of Stockholders and Proxy Statement and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included under the caption "Record Date, Voting and Share Ownership" of the Company's 1997 Notice of Annual Meeting of Stockholders and Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under the caption "Proposal One - Election of Directors - Executive Compensation and Other Information" of the Company's 1997 Notice of Annual Meeting of Stockholders and Proxy Statement and is incorporated herein by reference.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (A)(1)   FINANCIAL STATEMENTS

                           See Index to Consolidated Financial Statements under
                           Item 8 of this Form 10-K.

      (A)(2)   FINANCIAL STATEMENT SCHEDULES

                           Not applicable

      (B)      REPORTS ON FORM 8-K

                           Not applicable

         (C)      EXHIBITS



Number            Exhibit
------            -------
3.1(3)            Restated Certificate of Incorporation.
3.2(3)            Bylaws, as amended.
3.3(10)           Certificate of  Designations  of Series A Junior  Participating  Preferred Stock of the
                  Company filed with the Secretary of State of Delaware on May 4, 1995.
4.1               Reference is made to Exhibit 3.1.
4.2               Reference is made to Exhibit 3.2.
4.3(9)            Conformed copy of Rights  Agreement  dated as of April 21, 1995 between the Company and
                  American Stock Transfer Company.
10.4(1)**         1989 Stock Option Plan and forms of agreements thereunder.
10.5(1)**         1991 Employee Stock Purchase Plan and form of agreement thereunder.
10.8(1)           Industrial  Real Estate Lease dated as of June 26, 1989, by and between the Company and
                  Newplex II, with all amendments thereto.
10.9(4)(5)        Exclusive  License  Agreement dated as of May 11, 1990, by and between the Company and the University of Washington.
10.10(4)(5)       Amended and Restated Antibody License Agreement dated as of
                  August 16, 1991, by and between the Company and the Fred
                  Hutchinson Cancer Research Center including First Amendment to Restated Antibody License Agreement entered into as of
                  April 7, 1993.
10.11(1)(4)       Technology License Agreement dated as of March 23, 1989, by and between the Company and the Fred Hutchinson Cancer
                  Research Center including First Amendment to Technology
                  License Agreement entered into as of April 7, 1993.
10.12(1)          Form of Indemnification Agreement.
10.13(2)          Lease  dated  November  7, 1991,  by and  between  the  Company  and Canyon Park Joint
                  Venture I.
10.14(6)          First  Amendment  to Lease,  dated  November  1, 1992,  by and between the Company and
                  NewPlex II.
10.15(6)          Lease,  dated  February  24,  1993,  by and  between the Company and Canyon Park Joint
                  Venture II.
10.16(6)          Lease,  dated  February  24,  1993,  by and  between the Company and Canyon Park Joint
                  Venture II and WRC Properties, Inc.
10.17(4)(7)       Stock Purchase  Agreement  dated December 3, 1993 between  CellPro,  Incorporated  and
                  Corange International Limited.
10.18(4)(7)       Registration Rights Agreement dated December 3, 1993 between CellPro and Corange.
10.19 (4)(7)      Standstill Agreement dated December 3, 1993 between CellPro and Corange.
10.20(8)          Equipment  lease  dated  March  15,  1994  between  the  Company  and  Lease  Partners
                  Corporation and related Equipment Schedule.
10.21(10)         Sublease Agreement between the Company and Prolinx, Inc. dated May 3, 1995.
10.22(4)(10)      Agreement between the Company and Corange International Limited dated April 29, 1995.
10.23(4)(11)      Amendment to  Registration  Rights  Agreement  dated July 31, 1995 between CellPro and
                  Corange.
10.24(11)         Amendments to Standstill Agreement dated July 31, 1995 between CellPro and Corange.
10.25(11)         Limited Release by CellPro dated July 31, 1995.
10.26(4)(11)      Amended and Restated Stock Purchase  Agreement dated July 31, 1995 between CellPro and
                  Corange.
10.27(11)         Termination Agreement dated July 31, 1995 between CellPro and Corange.

Number            Exhibit
------            -------

10.28(4)(11)      Supply Agreement dated July 31, 1995 between CellPro and Corange.
10.29(11)         Limited Release by Corange dated July 31, 1995.
21*               Subsidiaries of the Company.
23                Consent of Independent  Accountants.  The consent set forth on page 61 is incorporated herein by reference.
24.1              Power of Attorney.  The Power of Attorney set forth on page 60 is incorporated  herein by reference.
27*               Financial Data Schedule.

--------------------------

(1) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-4212) declared effective by the Securities and Exchange Commission (the "SEC") on September 24, 1991.

(2) Incorporated herein by reference from an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19472) filed with the SEC on June 26, 1992.

(3) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-3 (File No. 33-56960) declared effective by the SEC on February 12, 1993.

(4) Certain portions of this Exhibit were granted confidential treatment pursuant to an order from the SEC.

(5) Certain portions of this exhibit are incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-4212) declared effective by the SEC on September 24, 1991.

(6) Incorporated herein by reference from an exhibit to the Company's annual report on Form 10-K (File No. 0-19472) filed with the SEC June 28, 1993

(7) Incorporated by reference from an exhibit to Form 8-K filed with the SEC on March 17, 1994.

(8) Incorporated herein by reference from an exhibit to the Company's annual report on Form 10-K (File No. 0-19472) filed with the SEC June 28, 1994

(9) Incorporated by reference from an exhibit to Form 8-A filed with the SEC on May 4, 1995.

(10) Incorporated by reference from an exhibit to the Company's annual report on Form 10-K (File No. 0-19472) filed with the SEC on June 28, 1995.

(11) Incorporated by reference from an exhibit to the Company's quarterly report on Form 10Q (File No. 0-19472) for the quarter ended December 31, 1995 filed with the SEC on February 13, 1996.

*   Filed herewith.
** This item is a compensatory plan required to be listed as an exhibit to this form pursuant to Item 601(a)(10)(iii) of Regulation S-K.

NOTE: THE GRAPHIC PORTION OF THE CELLPRO LOGO, THE CELLPRO NAME AND THE WORD CEPRATE ARE ALL REGISTERED TRADEMARKS OF CELLPRO.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN BOTHELL, WASHINGTON ON THIS 26TH DAY OF JUNE, 1997.


                            CELLPRO, INCORPORATED



                            BY:  /s/ Richard D. Murdock
                                 RICHARD D. MURDOCK
                                 PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard D. Murdock and Larry G. Culver and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name                                                              Title                                Date
----                                                              -----                                ----

/s/ Richard D. Murdock                      President, Chief Executive Officer and Director    June 26, 1997
----------------------------                (Principal Executive Officer)
(Richard D. Murdock)

/s/ Larry G. Culver                         Executive Vice President, Chief Operating          June 26, 1997
----------------------------                Officer, Chief Financial Officer, Assistant
(Larry G. Culver)                           Secretary and Director (Principal Financial and
                                            Accounting Officer)

/s/ Joseph S. Lacob                         Chairman of the Board                              June 26, 1997
---------------------------
(Joseph S. Lacob)

/s/ Kenneth W. Anstey                       Director                                           June 26, 1997
---------------------------
(Kenneth W. Anstey)

/s/ Joshua L. Green                         Director                                           June 26, 1997
----------------------------
(Joshua L. Green)

/s/ Charles P. Waite, Jr.                   Director                                           June 26, 1997
----------------------------
(Charles P. Waite, Jr.)

                       CONSENT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Stockholders
CellPro, Incorporated


We consent to the incorporation by reference in the Registration Statement of CellPro, Incorporated on Form S-8 (filed No. 33-71478) of our report dated May 13, 1997, on our audits of the consolidated financial statements of CellPro, Incorporated as of March 31, 1997 and 1996 and for the years ended March 31, 1997, 1996 and 1995, which report is included in this Annual Report on Form 10-K.





COOPERS & LYBRAND, L.L.P.
Seattle, Washington
June 25, 1997

                                 EXHIBIT INDEX



Number            Exhibit
------            -------
3.1(3)            Restated Certificate of Incorporation.
3.2(3)            Bylaws, as amended.
3.3(10)           Certificate of  Designations  of Series A Junior  Participating  Preferred Stock of the
                  Company filed with the Secretary of State of Delaware on May 4, 1995.
4.1               Reference is made to Exhibit 3.1.
4.2               Reference is made to Exhibit 3.2.
4.3(9)            Conformed copy of Rights  Agreement  dated as of April 21, 1995 between the Company and
                  American Stock Transfer Company.
10.4(1)**         1989 Stock Option Plan and forms of agreements thereunder.
10.5(1)**         1991 Employee Stock Purchase Plan and form of agreement thereunder.
10.8(1)           Industrial  Real Estate Lease dated as of June 26, 1989, by and between the Company and
                  Newplex II, with all amendments thereto.
10.9(4)(5)        Exclusive  License  Agreement dated as of May 11, 1990, by and between the Company and the University of Washington.
10.10(4)(5)       Amended and Restated Antibody License Agreement dated as of
                  August 16, 1991, by and between the Company and the Fred
                  Hutchinson Cancer Research Center including First Amendment to Restated Antibody License Agreement entered into as of
                  April 7, 1993.
10.11(1)(4)       Technology License Agreement dated as of March 23, 1989, by and between the Company and the Fred Hutchinson Cancer
                  Research Center including First Amendment to Technology
                  License Agreement entered into as of April 7, 1993.
10.12(1)          Form of Indemnification Agreement.
10.13(2)          Lease  dated  November  7, 1991,  by and  between  the  Company  and Canyon Park Joint
                  Venture I.
10.14(6)          First  Amendment  to Lease,  dated  November  1, 1992,  by and between the Company and
                  NewPlex II.
10.15(6)          Lease,  dated  February  24,  1993,  by and  between the Company and Canyon Park Joint
                  Venture II.
10.16(6)          Lease,  dated  February  24,  1993,  by and  between the Company and Canyon Park Joint
                  Venture II and WRC Properties, Inc.
10.17(4)(7)       Stock Purchase  Agreement  dated December 3, 1993 between  CellPro,  Incorporated  and
                  Corange International Limited.
10.18(4)(7)       Registration Rights Agreement dated December 3, 1993 between CellPro and Corange.
10.19 (4)(7)      Standstill Agreement dated December 3, 1993 between CellPro and Corange.
10.20(8)          Equipment  lease  dated  March  15,  1994  between  the  Company  and  Lease  Partners
                  Corporation and related Equipment Schedule.
10.21(10)         Sublease Agreement between the Company and Prolinx, Inc. dated May 3, 1995.
10.22(4)(10)      Agreement between the Company and Corange International Limited dated April 29, 1995.
10.23(4)(11)      Amendment to  Registration  Rights  Agreement  dated July 31, 1995 between CellPro and
                  Corange.
10.24(11)         Amendments to Standstill Agreement dated July 31, 1995 between CellPro and Corange.
10.25(11)         Limited Release by CellPro dated July 31, 1995.
10.26(4)(11)      Amended and Restated Stock Purchase  Agreement dated July 31, 1995 between CellPro and
                  Corange.
10.27(11)         Termination Agreement dated July 31, 1995 between CellPro and Corange.

Number            Exhibit
------            -------

10.28(4)(11)      Supply Agreement dated July 31, 1995 between CellPro and Corange.
10.29(11)         Limited Release by Corange dated July 31, 1995.
21*               Subsidiaries of the Company.
23                Consent of Independent  Accountants.  The consent set forth on page 61 is incorporated herein by reference.
24.1              Power of Attorney.  The Power of Attorney set forth on page 60 is incorporated  herein by reference.
27*               Financial Data Schedule.

--------------------------

(1) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-4212) declared effective by the Securities and Exchange Commission (the "SEC") on September 24, 1991.

(2) Incorporated herein by reference from an exhibit to the Company's Annual Report on Form 10-K (File No. 0-19472) filed with the SEC on June 26, 1992.

(3) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-3 (File No. 33-56960) declared effective by the SEC on February 12, 1993.

(4) Certain portions of this Exhibit were granted confidential treatment pursuant to an order from the SEC.

(5) Certain portions of this exhibit are incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-4212) declared effective by the SEC on September 24, 1991.

(6) Incorporated herein by reference from an exhibit to the Company's annual report on Form 10-K (File No. 0-19472) filed with the SEC June 28, 1993

(7) Incorporated by reference from an exhibit to Form 8-K filed with the SEC on March 17, 1994.

(8) Incorporated herein by reference from an exhibit to the Company's annual report on Form 10-K (File No. 0-19472) filed with the SEC June 28, 1994

(9) Incorporated by reference from an exhibit to Form 8-A filed with the SEC on May 4, 1995.

(10) Incorporated by reference from an exhibit to the Company's annual report on Form 10-K (File No. 0-19472) filed with the SEC on June 28, 1995.

(11) Incorporated by reference from an exhibit to the Company's quarterly report on Form 10Q (File No. 0-19472) for the quarter ended December 31, 1995 filed with the SEC on February 13, 1996.

*   Filed herewith.
** This item is a compensatory plan required to be listed as an exhibit to this form pursuant to Item 601(a)(10)(iii) of Regulation S-K.

NOTE: THE GRAPHIC PORTION OF THE CELLPRO LOGO, THE CELLPRO NAME AND THE WORD CEPRATE ARE ALL REGISTERED TRADEMARKS OF CELLPRO.