Form 10-Q
period 1997-06-30
CELLPRO INCORPORATED
filed 1997-08-13
CIK 878377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to __________________

Commission File number   0-19472


                             CELLPRO, INCORPORATED
             (exact name of registrant as specified in its charter)


         Delaware                                    94-3087971
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

              22215 - 26th Avenue, S.E., Bothell, Washington 98021
              (Address of registrant's principal executive offices)
                                   (Zip Code)
                                 (425) 485-7644
              (Registrant's telephone number, including area code)

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

                                             Outstanding at
                                             July 31, 1997

    Common Stock, $0.001 par value           14,514,040

                                      INDEX


PART I:   FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements:


          Consolidated Balance Sheets - June 30, 1997
          and March 31, 1997...............................................   3

          Consolidated Statements of Operations -
              Three months ended June 30, 1997
              and 1996.....................................................   4

          Consolidated Statements of Cash Flows -
              Three months ended June 30, 1997 and 1996....................   5

          Notes to Consolidated Financial Statements.......................   6 -7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................   7-14


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings................................................   14

Item 6.   Exhibits and Reports on Form 8-K.................................   14

          All other items under Part II are inapplicable or have a negative response and are therefore omitted.


SIGNATURES        ..........................................................  15

                          PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        JUNE 30, 1997 AND MARCH 31, 1997

                                     ASSETS

                                                               June 30,           March 31,
                                                                1997                1997
                                                           -------------       -------------
Current Assets:                                              (Unaudited)
    Cash and cash equivalents                              $  17,671,071       $  15,052,804
    Securities available for sale                             30,123,864          38,990,371
    Trade receivables                                          2,515,674           3,158,729
    Inventories                                                5,524,737           5,078,257
    Other current assets                                         340,247             548,558
                                                           -------------       -------------

         Total current assets                                 56,175,593          62,828,719

Property and equipment, net                                   12,367,576          13,183,854
Other assets                                                     171,704             111,124
                                                           -------------       -------------

         Total assets                                      $  68,714,873       $  76,123,697
                                                           =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                      $     138,129       $     149,750
    Accounts payable                                           1,142,785             991,297
    Accrued liabilities                                        2,244,149           3,852,349
    Accrual for litigation claim and costs
                                                              15,944,001          17,000,000
                                                           -------------       -------------

         Total current liabilities                            19,469,064          21,993,396

    Long-term debt, net of current portion                       161,502             152,943

    Other liabilities                                          1,196,710           1,196,710
                                                           -------------       -------------

         Total liabilities                                    20,827,276          23,343,049
                                                           -------------       -------------

Stockholders' equity:
    Common stock                                                  14,500              14,487
    Additional paid-in capital                               169,616,903         169,556,157
    Foreign currency translation                                (190,076)           (173,315)
    Net unrealized gain(loss) on securities available
         for sale                                                 64,565             (80,331)
    Accumulated deficit                                     (121,618,295)       (116,536,350)
                                                           -------------       -------------
    Total stockholders' equity                                47,887,597          52,780,648
                                                           -------------       -------------

         Total liabilities and stockholders' equity        $  68,714,873       $  76,123,697
                                                           =============       =============

          See accompanying notes to consolidated financial statements.

                         PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                   Three months ended
                                                        June 30,
                                                 1997               1996
                                             ------------       ------------
Product sales                                $  2,475,311       $  1,997,960
Contract revenue                                   77,608              7,853
                                             ------------       ------------

         Total revenues                         2,552,919          2,005,813
                                             ------------       ------------

Costs and expenses:
    Cost of product sales                       1,258,805          1,220,616
    Research and development                    3,490,195          3,673,027
    Selling, general and
      administrative                            3,536,590          2,649,191
                                             ------------       ------------

         Total costs and expenses               8,285,590          7,542,834
                                             ------------       ------------

         Loss from operations                  (5,732,671)        (5,537,021)
                                             ------------       ------------

Other income (expense):
    Interest income                               658,896            983,108
    Interest expense                               (7,469)           (13,803)
    Other, net                                       (701)           (40,477)
                                             ------------       ------------

         Total other income                       650,726            928,828
                                             ------------       ------------

                   Net loss                  $ (5,081,945)      $ (4,608,193)
                                             ============       ============

Net loss per share                           $      (0.35)      $      (0.32)
                                             ============       ============

Weighted average number of shares
  outstanding during the period                14,499,738         14,374,543
                                             ============       ============

          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                         Three months ended
                                                              June 30,
                                                       1997               1996
                                                   ------------       ------------
Net cash used in operating
   activities                                      $ (6,206,392)      $ (4,484,915)
                                                   ------------       ------------
Investing activities:
    Purchase of property and equipment                 (167,100)           (82,557)
    Proceeds from sales and maturities
        of securities available for sale             12,310,801          8,803,561
    Purchase of securities available
        for sale                                     (3,299,398)        (3,416,567)
    Change in other assets                              (60,580)             1,513
                                                   ------------       ------------
    Net cash provided by investing activities         8,783,723          5,305,950
                                                   ------------       ------------

Financing activities:
    Principal payments on
        long-term debt                                   (3,062)           (77,764)
    Issuance of Common Stock, net
        of issuance costs                                60,759            428,025
    Other                                               (16,761)               -
                                                   ------------       ------------
 Net cash provided by financing activities               40,936            350,261
                                                   ------------       ------------
Net increase in cash and cash
    equivalents                                       2,618,267          1,171,296

Cash and cash equivalents:
    Beginning of period                              15,052,804         17,076,098
                                                   ------------       ------------
    End of period                                  $ 17,671,071       $ 18,247,394
                                                   ============       ============


          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)


1. Basis of Presentation - The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. In the opinion of management, all adjustments necessary for a fair presentation of the interim operating results are reflected herein. All such adjustments are normal and recurring in nature.

2. Principles of Consolidation - The consolidated financial statements include the accounts of CellPro, Incorporated (the Company) and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

3. Cash, Cash Equivalents and Securities Available for Sale - Cash, cash equivalents and securities available for sale totaled $47.8 million at June 30, 1997. As of August 1, 1997, $9.0 million of this amount became restricted as part of posting an appeal bond in response to a legal judgment issued July 24, 1997. See "Investment Considerations - Legal Proceedings," below.

4.    Inventories - Inventories consist of the following:

                                             June 30, 1997         March 31, 1997
                                             -------------         --------------
                  Raw materials               $1,281,630             $1,520,000
                  Work in process                654,446                918,632
                  Finished goods               3,588,661              2,639,625
                                               ---------              ---------
                                              $5,524,737             $5,078,257
                                              ==========             ==========

5. Accrual for Litigation Claim and Costs - At March 31, 1997, the Company established a liability of $17 million to cover potential losses from, and future expenses for pursuing, ongoing patent litigation as discussed below under "Investment Considerations - Legal Proceedings." During the quarter ended June 30, 1997, $1.1 million was charged against the liability, representing expenses related to this matter. As a result of an injunction against the Company issued July 24, 1997, royalties will be payable for sales of the Company's CEPRATE(R) SC System and CEPRATE(R) LC System for sales made after March 12, 1997. The amount of such royalties is not known at this time.

6. Supplemental Disclosures of Cash Flow Information - Cash paid for interest was $7,469 for the three months ended June 30,1997 and $13,803 for the three months ended June 30, 1996. The Company had an unrealized gain on securities available for sale of $144,896 for the three months ended June 30, 1997.

7. Net Loss Per Share - Net loss per share is based upon the weighted average number of shares of Common Stock outstanding. Common stock equivalents have not been included because the effect would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are set forth in the section entitled "Investment Considerations" beginning on page -- of this quarterly report on Form 10Q, in the section entitled "Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended March 31, 1997 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Since the commencement of operations in 1989, the Company has primarily engaged in developing, manufacturing and marketing proprietary continuous-flow, cell-selection systems. These systems may be used for a variety of therapeutic, diagnostic and research applications. On December 6, 1996, the U.S. Food and Drug Administration ("FDA") granted marketing approval for CellPro's CEPRATE(R) SC System for purification of stem cells for bone marrow transplantation. The CEPRATE(R) SC System has also received marketing approval throughout the 18-nation European Economic Area and Canada.

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

The Company's first commercial product, the CEPRATE(R) LC System, was introduced in October 1991 and is being sold on a world-wide basis for various research applications. Additionally, the Company commenced sales of its CEPRATE(R) SC System for certain therapeutic purposes in Europe in August 1993 and in the U.S. in January 1997. The CEPRATE(R) SC System is also being sold in Canada, South America and Asia-Pacific. However, sale of the Company's products is subject to an injunction against the Company issued July 24, 1997 which ultimately prohibits the Company from selling or manufacturing its principal products in the U.S., as presently constituted, and from conducting certain related research activities in the U.S. during the term of the patents in question. Under a partial stay of such injunction, the Company is permitted to continue selling its primary products subject to payment of a substantial portion of the Company's profit to the Plaintiffs in the litigation described hereinafter. See "Investment Considerations - Legal Proceedings." Absent procuring a stay of the injunction or obtaining a reasonable license to sell its products, the injunction will have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company expects to continue to incur substantial expenses to support its operations, including the costs of preclinical and clinical studies, manufacturing scale-up costs and the expansion of its sales and marketing organization. The Company's results of operations may vary significantly from quarter to quarter during this period of development and the Company expects to continue to incur net operating losses during this period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

PRODUCT SALES

Product sales increased to $2.5 million for the three months ended June 30, 1997, from $2.0 million in the three months ended June 30, 1996. European sales increased 12% to $1.6 million for the three months ended June 30, 1997 from $1.4 million for the three months ended June 30, 1996. This was fueled by a 22% increase in CEPRATE(R) SC System unit sales. These sales are denominated in various European currencies. As a result, product sales have been and will continue to be affected by changing currency exchange rates. The increase in dollar denominated sales was lower than the unit sales increased due to unfavorable exchange rates in the current quarter. During January 1997, the Company commenced commercial shipments of the CEPRATE(R) SC System in the U.S. During the three months ended June 30, 1997, combined U.S. and export sales to Asia-Pacific, Canada and South America totaled $0.9 million, compared to $0.6 million during the three months ended June 30, 1996. The increase primarily resulted from U.S. commercial sales of CEPRATE(R) SC Systems.

COST OF PRODUCT SALES

Cost of product sales was $1.3 and $1.2 million for the fiscal quarters ended June 30, 1997 and 1996, respectively. The Company's gross margin percentage improved in the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. Unit costs were lower in the quarter ended June 30, 1997 due to increased production volumes. This was partially offset by lower average sales prices in the European market resulting from the strength of the U.S. dollar.

RESEARCH AND DEVELOPMENT

Research and development expenses totaled $3.5 million in the fiscal quarter ended June 30, 1997, consistent with the $3.7 million level in the fiscal quarter ended June 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased to $3.5 million in the fiscal quarter ended June 30, 1997 from $2.6 million for the fiscal quarter ended June 30, 1996. The increase in the current quarter expenses reflects higher sales and marketing expenses resulting from activities in support of commercialization of the CEPRATE(R) SC System in the United States and Europe. The U.S. product launch began in December 1996 following FDA approval of the CEPRATE(R) SC System for purification of stem cells for bone marrow transplantation. The CEPRATE(R) SC System is the only cell processing system which has been approved by the FDA for this indication.

INTEREST INCOME

The Company also reported interest income totaling $659,000 for the fiscal quarter ended June 30, 1997 compared to $983,000 for the quarter ended June 30, 1996. The decrease was due to lower average cash balances available for investment in the quarter ended June 30, 1997.

The above factors resulted in net operating losses of $5.1 million and $4.6 million in the fiscal quarters ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of Common Stock and Preferred Stock, generation of interest income and arrangements for equipment financing. Through June 30, 1997, the Company has raised $73.3 million through two public offerings and $79.7 million through two private sales of Common Stock, and $9.7 million from the sale of Preferred Stock. It has generated $17.4 million in interest income, $24.7 million in product sales and $9.2 million in contract and related party revenues.

During the three months ended June 30, 1997, the Company has used $6.2 million of cash in operating activities and invested $167,000 in equipment and leasehold improvements.

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

At June 30, 1997, the Company had $47.8 million in cash and securities available for sale to meet its future working capital needs. As noted previously, $9.0 million of this amount became restricted as part of posting an appeal bond on August 1, 1997 in response to a legal judgment issued July 24, 1997. See "Investment Considerations - Legal Proceedings." The Company anticipates that its capital resources should be sufficient to fund its cash requirements for at least the next 12 months. The preceding forward-looking statement is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. In particular, any requirement to segregate significant additional damages in connection with ongoing patent litigation would have a material impact on this projection. In addition, the amount and timing of working capital resources consumed will depend on the Company's level of product sales, the timing and extent of sales and marketing expenditures, including those incurred in support of product launches, the progress of ongoing research and development, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any collaborative research and development agreements, product marketing or licensing agreements, or other corporate partner arrangements, the FDA regulatory process, the impact of the injunction against the Company issued on July 24, 1997 on the Company's ability to sell its products or retain its profits on such product sales, costs incurred in connection with relocating manufacturing operations for the Company's products outside the U.S. and ultimately the outcome of continuing patent litigation, as discussed below, and other factors, many of which are beyond the Company's control.

INVESTMENT CONSIDERATIONS

The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provided a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company and other readers that certain important factors in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal year ending March 31, 1998, and for future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company. Stockholders, prospective investors and other readers should also refer to the more extensive discussion of investment considerations set forth in the Company's Annual Report on Form 10K for the year ended March 31, 1997 in the section titled "Investment Considerations". Particular attention should be given to the Investment Considerations labeled "Legal Proceedings", "Patents and Proprietary Technology" and "Dependence on CEPRATE(R) SC System" in CellPro's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

LEGAL PROCEEDINGS

The Company is engaged in litigation with Baxter Healthcare Corporation ("Baxter"), the Johns Hopkins University ("Hopkins") and Becton Dickinson & Company ("BD") (Baxter, Hopkins and BD hereinafter being collectively referred to as "Plaintiffs) concerning certain U.S. patents. There have been two jury trials in the case. Following the first trial in the Summer of 1995, a unanimous seven-member jury in the U.S. District Court in Wilmington, Delaware, rendered a verdict wholly favorable to CellPro relating to the four U.S. patents then in suit: Patent Nos. 4,714,680, 4,965,204, 5,035,994 and 5,130,144 (hereinafter the
'680, '204, '994 and '144 patents), which had been assigned to Hopkins, licensed to BD and sublicensed to Baxter. The '680 patent purports to cover certain suspensions of stem cells in isolation from a mixed cell population; the '204 patent purports to cover hybridomas that produce monoclonal antibodies having certain characteristics relating to stem cells, and to cover such antibodies themselves; the '994 patent purports to cover a method of stem cell isolation using such antibodies; and the '144 patent purports to cover a method of transplanting stem cells in a human patient.

The jury in the first trial determined that the Company did not literally infringe any of these four patents; that all claims of all four patents were invalid for obviousness under 35 U.S.C. Section 103; and that, with the exception of two claims of the '204 patent, all claims of all four patents were invalid on the additional ground of failure to enable under 35 U.S.C. Section
112. The two claims of the '204 patent as to which the jury did not render a verdict of "nonenablement" invalidity under 35 U.S.C. Section 112 are limited in their literal scope to the My-10 antibody and its accompanying hybridoma, an antibody and hybridoma which are not employed by the Company.

Following the first jury verdict, Plaintiffs filed post-trial motions and, on July 1, 1996, the Delaware District Court (per Judge Roderick R. McKelvie) partially granted Plaintiffs' motion for judgment as a matter of law as to the issues of infringement, inducement of infringement and enablement with respect to the '680 patent, as well as the issue of induced infringement with respect to the '144 patent. The Court ordered a new trial on remaining liability and infringement issues.

In a series of decisions subsequent to the July 1, 1996 order, Judge McKelvie granted motions by the Plaintiffs to dismiss CellPro's remaining liability and infringement defenses. Plaintiffs moved to withdraw two of the four patents (the '994 and '144 patents) from suit, which motion was granted upon Plaintiffs' undertaking that they would not accuse any present product of CellPro of infringing those patents.

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

After the second jury's verdict the following motions were filed, argued and treated as follows:

         (1) Plaintiffs' motion for enhanced damages, whereby they asked the Court to treble the jury's damage award, was granted, and on July 24, 1997, final judgment was entered against the Company for $6,961,479, a sum which, with the addition of stipulated prejudgment interest, will rise to $7,239,883.

         (2) Plaintiffs' motion for attorney fees, whereby they seek a deter-mination that CellPro is liable to reimburse them for some $7 million in attorney fees and related litigation costs, has been put in abeyance by the Court, which may, but is not required to, reserve decision on it until after the case is decided on appeal.

         (3) Plaintiffs' motion for a permanent injunction, which was granted on July 24, 1997 and which grants relief to Plaintiffs, is further discussed below.

         (4) The Company's alternative motion for a stay of injunction in its entirety pending appeal was denied by the Delaware District Court, although the Court did enter a partial stay, as further described below. The Company intends to appeal to the U.S. Court of Appeals for the Federal Circuit for a reversal of the rulings entered by the District Court.

The Court also dismissed CellPro's defense that the patents are unenforceable for misuse by reason of an attempt by the Plaintiffs to extend the reach of their patents beyond the territory of the U.S.

The permanent injunction entered July 24, 1997 is complex in form, but it prohibits CellPro (subject to a stay hereinafter described) from making, using and selling products in the U.S. which utilized the anti-stem-cell monoclonal antibody that is essential to the Company's principal products as they are presently constituted, and from conducting certain research activities in the U.S. during the term of the patents. The injunction also requires a one-year phase-down of sales in the rest of the world of disposables to support those products with an immediate freeze on delivery of new instruments. In the U.S., the partial stay is by its terms effective until such time as another stem-cell immunoseparation product (such as Baxter's ISOLEX(R) product) gains approval from the FDA, an event which Plaintiffs have contended is probably six months away but which may take significantly longer. Under the partial stay, the Company is permitted to continue supplying its principal products to support FDA approved studies and trials (in the U.S. only) commenced before such time as an alternative device wins FDA approval. Under the stay, all other commercial and cost recovery sales of disposable components, apart from FDA studies and trials, would be subject to the requirement that CellPro pay over to Plaintiffs 60% of their "incremental profits" (as defined in the injunction) on those sales, but not less than $2,000 per commercial sale of disposable product. An ambiguity exists with respect to the amount to be paid in situations where $2,000 is more than 60% of defined incremental profit, which ambiguity is presently a subject of discussion among the parties.

The Company is presently attempting to obtain clarifications and modifications of the injunction and stay in other respects as well, including: deletion of the "instrument-freeze" and "one-year-phase-down" provisions that apply to the ex-U.S. market; simplification of the profit-payover calculation; a relaxation or clarification of provisions that would otherwise restrict certain research uses of antibodies and purified suspensions; and a relaxation or clarification of provisions bearing on what antibodies CellPro may use to develop an ex-U.S. source of antibody manufacture to supply the ex-U.S. market. If these matters cannot be resolved by discussion with the Plaintiffs, CellPro may seek rulings from the Delaware Court to resolve them and, if unsuccessful at that level, may apply to the U.S. Court of Appeals for the Federal Circuit for modification and/or a more expansive stay of the injunction while the case is on appeal.

The Company has filed in the Delaware Court a renewed motion for judgment as a matter of law which attacks the sufficiency of the second jury's verdict; and to the extent necessary the Company intends to appeal to the U.S. Court of Appeals for the Federal Circuit from the final judgment entered upon the jury's verdict. The Company plans to urge that reversible errors were made by the Court in trying this case, that the second jury's verdict is contrary to the evidence and the law, and that the first jury's invalidity verdicts, wholly favorable to CellPro, should be reinstated and judgment entered thereon. The Company has already filed a separate notice of appeal from the July 24, 1997 order for permanent injunction and is pursuing that appeal expeditiously.

Certain antitrust and unfair competition claims filed by CellPro against the Plaintiffs have been stayed pending completion of the patent litigation.

Simultaneously with the patent litigation in the Delaware District Court, the Company instituted an administrative proceeding before the U.S. Department of Health and Human Services ("the Department") seeking to have it exercise its "march-in" rights under the Bayh-Dole Act (35 U.S.C. Section 203) by requiring

Hopkins to license to CellPro, on reasonable terms, the technology covered by the Hopkins patents. However, the Department has never before exercised its march-in rights under the Bayh-Dole Act. March-in rights may be exercised if no practical application of the technology in dispute has been made in a reasonable time and none is expected, and such a license is necessary to protect public health. On August 1, 1997, the Department determined not to initiate a march-in proceeding at this time, but did state that it will continue to monitor the situation to assure itself that public health interests in the United States will not be compromised by developments in the federal court litigation.

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

If Plaintiffs should succeed in their application for an award of attorney fees, and if they should succeed in defending their position on this and the willfulness issue in the Federal Circuit Court on appeal, then the Company would be required to pay a judgment for damages and fees of approximately $15 million, which would have a substantial adverse impact on the Company's business and financial condition. As discussed previously, the Company has an accrual of $15.9 million as of June 30, 1997 to cover potential losses from and future expenses for pursuing this litigation.

If the Plaintiffs should succeed in defending the permanent injunction in the form in which it has been entered, then the Company will ultimately be prohibited from selling its principal products as presently constituted, and from conducting certain related research activities, in the U.S. during the term of the patents, and will need to arrange for manufacture of those products outside the U.S. to the extent it wishes to sell them in markets outside the U.S., all of which would greatly disrupt the Company's operations and would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Absent a reasonable license, and if a suitable stay of injunction cannot be negotiated or procured by court action pending appeal, and in the absence of other alternatives which may or may not be available, the Company, according to a declaration of its chief financial officer filed May 28, 1997, would likely find it necessary to significantly restrict operations so as to conserve capital while awaiting the outcome of the appeal. Any such event could result in a significant decrease in the value of the Company and therefore makes any investment in the Company inherently highly speculative.

As a possible alternative to a litigated result on appeal, the Company could pursue further attempts to obtain commercially reasonable licenses under the four Johns Hopkins patents at issue through various means, including through negotiations with Plaintiffs. Attempts to negotiate licenses with the Plaintiffs have not been successful to date, however, and no assurance can be given that Plaintiffs would license the patents to the Company at all or on terms that would permit commercialization of the Company's stem cell separation technology.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending March 31, 1999. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on securities available for sale that are currently being presented by the Company as a component of stockholders' equity. The Company does not expect this pronouncement to materially impact the Company's results of operations.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for the year ending March 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

See discussion under "Investment Considerations - Legal Proceedings" in Part I,
Item 2, above.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed during the first quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                      CELLPRO, INCORPORATED
                                      (Registrant)


Date:  August 13, 1997

                                      /s/ Larry G. Culver
                                      -------------------------------------
                                      Larry G. Culver
                                      Executive Vice President,
                                      Chief Operating Officer,
                                      Chief Financial Officer
                                      and Director


                                      /s/ Larry G. Culver
                                      ------------------------------------
                                      Larry G. Culver
                                      Executive Vice President,
                                      Chief Operating Officer,
                                      Chief Financial Officer
                                      and Director
                                      (Chief Accounting Officer)