Form 10-Q
period 1997-09-30
CELLPRO INCORPORATED
filed 1997-11-12
CIK 878377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                             -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File number    0-19472
                      ----------------------

                              CELLPRO, INCORPORATED
             (exact name of registrant as specified in its charter)


           Delaware                                   94-3087971
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

                                                               Outstanding at
                                                               October 31, 1997

 Common Stock, $0.001 par value                                14,526,782

                                      INDEX


PART I:        FINANCIAL INFORMATION                                                   PAGE
                                                                                       ----
Item 1.        Financial Statements:


               Consolidated Balance Sheets - September 30, 1997
               and March 31, 1997......................................................   3

               Consolidated Statements of Operations -
                  Three and six months ended September 30, 1997
                  and 1996.............................................................   4

               Consolidated Statements of Cash Flows -
                  Six months ended September 30, 1997 and 1996.........................   5

               Notes to Consolidated Financial Statements..............................   6-7


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........................   7-15


PART II:       OTHER INFORMATION

Item 1.        Legal Proceedings.......................................................   15

Item 4.        Submission of Matters to a Vote of Security Holders.....................   15-16

Item 6.        Exhibits and Reports on Form 8-K........................................   16

               All other items under Part II are inapplicable or have a negative response and are therefore omitted.


SIGNATURES     ........................................................................   17

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1997 AND MARCH 31, 1997

                                     ASSETS


                                                 September 30,         March 31,
                                                     1997                 1997
                                                 -------------       -------------
Current Assets:                                  (Unaudited)
   Cash and cash equivalents                      $ 11,740,923        $ 15,052,804
   Securities available for sale                    19,218,873          38,990,371
   Trade receivables                                 2,491,934           3,158,729
   Inventories                                       6,415,940           5,078,257
   Other current assets                                758,294             548,558
                                                  ------------       -------------
        Total current assets                        40,625,964          62,828,719

Property and equipment, net                         11,552,991          13,183,854
Restricted cash equivalents                          9,000,000                   -
Other assets                                           176,675             111,124
                                                  ------------        ------------
        Total assets                              $ 61,355,630        $ 76,123,697
                                                  ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt              $    115,040        $    149,750
   Accounts payable                                    649,880             991,297
   Accrued liabilities                               2,290,066           3,852,349
   Accrual for litigation claim and costs           15,177,827          17,000,000
                                                  ------------        ------------
        Total current liabilities                   18,232,813          21,993,396

Long-term debt, net of current portion                 149,788             152,943

Other liabilities                                    1,196,710           1,196,710
                                                  ------------        ------------
        Total liabilities                           19,579,311          23,343,049
                                                  ------------        ------------

Stockholders' equity:
   Common stock                                         14,515              14,487
   Additional paid-in capital                      169,702,857         169,556,157
   Foreign currency translation                       (253,495)           (173,315)
   Net unrealized gain(loss) on securities
        available for sale                              15,059             (80,331)
   Accumulated deficit                            (127,702,617)       (116,536,350)
                                                  ------------        ------------
        Total stockholders' equity                  41,776,319          52,780,648
                                                  ------------        ------------

        Total liabilities and stockholders'
            equity                                $ 61,355,630        $  76,123,697
                                                  ============        =============


See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                         Three months ended                    Six months ended
                                             September 30,                       September 30,
                                  ------------------------------       ------------------------------
                                      1997              1996               1997              1996
                                  ------------       -----------       ------------       -----------
 Product sales                    $  2,448,034       $ 1,923,263       $  4,923,345       $ 3,921,223
 Contract and other revenue             92,028             5,961            169,636            13,814
                                  ------------       -----------       ------------       -----------

      Total revenues                 2,540,062         1,929,224          5,092,981         3,935,037
                                  ------------       -----------       ------------       -----------

 Costs and expenses:
   Cost of product sales             1,048,212         1,074,994          2,307,017         2,295,610
   Other cost of sales               1,395,390                 -          1,395,390                 -
   Research and development          3,442,957         3,802,301          6,933,152         7,475,328
   Selling, general and
     administrative                  3,035,066         3,267,079          6,571,656         5,916,270
                                  ------------       -----------       ------------       -----------

      Total costs and expenses       8,921,625         8,144,374         17,207,215        15,687,208
                                  ------------       -----------       ------------       -----------

       Loss from operations         (6,381,563)       (6,215,150)       (12,114,234)      (11,752,171)
                                  ------------       -----------       ------------       -----------

 Other income (expense):
   Interest income                     631,492           976,030          1,290,388         1,959,138
   Interest expense                     (6,767)          (12,857)           (14,236)          (26,660)
   Other, net                         (327,484)          141,062           (328,185)          100,585
                                  ------------       -----------       ------------       -----------

       Total other income              297,241         1,104,235            947,967         2,033,063
                                  ------------       -----------       ------------       -----------

              Net loss            $ (6,084,322)      $(5,110,915)      $(11,166,267)      $(9,719,108)
                                  ============       ===========       ============       ===========

 Net loss per share               $      (0.42)      $     (0.36)      $      (0.77)      $     (0.68)
                                  ============       ===========       ============       ===========

 Weighted average number of
   shares outstanding during
   the period                       14,514,390        14,393,595         14,507,064        14,384,069
                                  ============       ===========       ============       ===========


See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                         Six months ended
                                                           September 30,
                                                   ------------------------------
                                                      1997               1996
                                                   ------------       -----------
Net cash used in operating
   activities                                      $(13,834,201)      $(8,929,735)
                                                   ------------       -----------
Investing activities:
   Purchase of property and equipment                  (307,700)         (359,600)
   Proceeds from sales and maturities
      of securities available for sale               27,997,905        16,874,876
   Purchase of securities available
      for sale                                       (8,131,017)       (6,904,843)
   Deposit of restricted cash
      equivalents                                    (9,000,000)                -
   Change in other assets                               (65,551)             (406)
                                                   ------------       -----------
    Net cash provided by investing activities        10,493,637         9,610,027
                                                   ------------       -----------

Financing activities:
   Proceeds from long-term debt                          20,500            32,000
   Principal payments on
      long-term debt                                    (58,365)         (144,629)
   Issuance of Common Stock, net
      of issuance costs                                 146,728           462,245
   Other                                                (80,180)                -
                                                   ------------       -----------
 Net cash provided by financing activities               28,683           349,616
                                                   ------------       -----------
 Net increase (decrease) in cash
   and cash equivalents                              (3,311,881)        1,029,908

Cash and cash equivalents:
   Beginning of period                               15,052,804        17,076,098
                                                   ------------       -----------
   End of period                                   $ 11,740,923       $18,106,006
                                                   ============       ===========


See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


1. Basis of Presentation - The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report of CellPro, Incorporated (the "Company") on Form 10-K for the year ended March 31, 1997. In the opinion of management, all adjustments necessary for a fair presentation of the interim operating results are reflected herein. All such adjustments are normal and recurring in nature.

2. Principles of Consolidation - The consolidated financial statements include the accounts of CellPro, Incorporated and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

3. Restricted Cash Equivalents - On August 1, 1997, $9.0 million was deposited in a collateral account as part of posting an appeal bond in response to a legal judgment issued July 24, 1997. See "Investment Considerations - Legal Proceedings," below.

4.   Inventories - Inventories consist of the following:


                                            September 30, 1997             March 31, 1997
                                                 ---------                    ---------
               Raw materials                    $1,418,987                   $1,520,000
               Work in process                   1,490,342                      918,632
               Finished goods                    3,506,611                    2,639,625
                                                 ---------                    ---------
                                                $6,415,940                   $5,078,257
                                                ==========                   ==========


5. Accrual for Litigation Claim and Costs - At March 31, 1997, the Company established a liability of $17 million to cover potential losses from, and future expenses for pursuing, ongoing patent litigation as discussed below under "Investment Considerations - Legal Proceedings." For the six months ended September 30, 1997, $1.8 million has been charged against the liability, representing expenses related to this matter.

6. Other Cost of Sales - Other cost of sales represents the amount due to plaintiffs for the period March 12, 1997 through September 30, 1997, pursuant to a partial stay of an injunction as discussed below under "Investment Considerations - Legal Proceedings." This case and the terms of the injunction have been appealed. The amount is based on the quantity of product sold by the Company, and amounts to $1,075 per CEPRATE(R) SC Disposable Kit sold. This cost will continue as long as the injunction remains in force. It is refundable in the event that CellPro prevails in its appeal.

7. Supplemental Disclosures of Cash Flow Information - Cash paid for interest was $14,236 for the six months ended September 30, 1997 and $26,660 for the six months ended September 30, 1996. The Company had an unrealized gain on securities available for sale of $15,059 for the six months ended September 30, 1997.

8. Net Loss Per Share - Net loss per share is based upon the weighted average number of shares of Common Stock outstanding. Common stock equivalents have not been included because the effect would be anti-dilutive.

9. Reclassifications - Certain prior period amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are set forth below in the section entitled "Investment Considerations" of this quarterly report on Form 10Q, in the section entitled "Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended March 31, 1997 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

The Company's first commercial product, the CEPRATE(R) LC System, was introduced in October 1991 and has been sold on a world-wide basis for various research applications. Additionally, the Company commenced sales of its CEPRATE(R) SC System for certain therapeutic purposes in Europe in August 1993 and in the U.S. in January 1997. The CEPRATE(R) SC System is also being sold in Canada, South America and the Asia-Pacific region. However, sale of the Company's products is subject to an injunction against the Company issued July 24, 1997 which ultimately prohibits the Company from selling or manufacturing its principal products in the U.S., as presently constituted, and from conducting certain related research activities in the U.S. during the term of the patents in question. Under a partial stay of such injunction, the Company is permitted to continue selling the CEPRATE(R) SC System subject to payment of a substantial amount per unit to the plaintiffs in the litigation described hereinafter. See "Investment Considerations - Legal Proceedings." Absent procuring a stay of the injunction or obtaining a reasonable license to sell its products, the injunction will have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company expects to continue to incur substantial expenses to support its operations, including the costs of preclinical and clinical studies, manufacturing scale-up costs and its sales and marketing organization. The Company's results of operations may vary significantly from quarter to quarter during this period of development and the Company expects to continue to incur net operating losses during this period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

PRODUCT SALES

Product sales increased to $2.4 million for the three months ended September 30, 1997, from $1.9 million in the three months ended September 30, 1996. European sales were $1.3 million for the three months ended September 30, 1997 and $1.4 million for the three months ended September 30, 1996. CEPRATE(R) SC System unit sales were 9% higher in the three months ended September 30, 1997 than during the three months ended September 30, 1996. European sales are denominated in various European currencies. As a result, product sales have been and will continue to be affected by changing currency exchange rates. The amount of dollar denominated sales does not reflect the increase in the unit sales due to unfavorable exchange rates in the current quarter. International sales were also subject to restrictions included in an injunction issued July 24, 1997 issued by the U.S. District Court in Wilmington, Delaware (the "Injunction"). See "Investment Considerations - Legal Proceedings." During January 1997, the Company commenced commercial shipments of the CEPRATE(R) SC System in the U.S. During the three months ended September 30, 1997, combined U.S. and export sales to the Asia-Pacific region, Canada and South America totaled $1.2 million, compared to $0.5 million during the three months ended September 30, 1996. The increase primarily resulted from U.S. commercial sales of CEPRATE(R) SC Systems.

COST OF PRODUCT SALES

Cost of product sales was $1.0 and $1.1 million for the fiscal quarters ended September 30, 1997 and 1996, respectively. The Company's gross margin percentage improved in the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. Unit costs were lower in the quarter ended September 30, 1997 due to increased production volumes. This was partially offset by lower average sales prices in the European market resulting from the strength of the U.S. dollar.

OTHER COST OF SALES

Other cost of sales of $1.4 million represents the amount due to plaintiffs for the period March 12, 1997 through September 30, 1997, pursuant to a partial stay of the Injunction. Currently, CellPro must pay plaintiffs $1,075 for each CEPRATE(R) SC Disposable Kit it sells. This cost will continue as long as the Injunction remains in force. It is refundable in the event that CellPro prevails in its appeal.

RESEARCH AND DEVELOPMENT

Research and development expenses totaled $3.4 million in the fiscal quarter ended September 30, 1997, consistent with the $3.8 million level in the fiscal quarter ended September 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $3.0 million in the fiscal quarter ended September 30, 1997 compared to $3.3 million for the fiscal quarter ended September 30, 1996. The Company continued to expand its sales force in the U.S. during the quarter ended September 30, 1997. Higher sales and marketing expenditures were offset by decreases in administrative expense attributable to legal fees. Current year legal fees related to ongoing patent litigation have been charged against an accrual established at the end of the prior fiscal year.

INTEREST INCOME

The Company also reported interest income totaling $631,000 for the fiscal quarter ended September 30, 1997 compared to $976,000 for the quarter ended September 30, 1996. The decrease was due to lower average cash balances available for investment in the quarter ended September 30, 1997.

The above factors resulted in net operating losses of $6.1 million and $5.1 million in the fiscal quarters ended September 30, 1997 and 1996, respectively.

SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

PRODUCT SALES

Product sales increased to $4.9 million for the six months ended September 30, 1997, from $3.9 million in the comparable prior year six month period. The increase was attributable to increased sales of the CEPRATE(R) SC System in the United States. European sales were $2.9 million for the six months ended September 30, 1997 compared to $2.8 million for the six months ended September 30, 1996. CEPRATE(R) SC System unit sales increased by 17% in the current year period. As mentioned above, the increase in unit sales is not reflected in the dollar denominated sales due to the unfavorable impact of exchange rates. International sales became subject to restrictions on July 24, 1997 pursuant to the Injunction. During the six months ended September 30, 1997, combined U.S. and export sales to the Asia-Pacific region, Canada and South America totaled $2.1 million, compared to $1.1 million during the six months ended September 30, 1996.

COST OF PRODUCT SALES

Cost of product sales was $2.3 million for each of the six month periods ended September 30, 1997 and 1996. The impact of lower European average sales prices was offset by lower unit costs resulting in an improved gross margin for the six months ended September 30, 1997.

OTHER COST OF SALES

As mentioned previously, other cost of sales is related to payments required pursuant to a partial stay of the Injunction.

RESEARCH AND DEVELOPMENT

Research and development expense decreased to $6.9 million during the six months ended September 30, 1997 from $7.5 million for the six months ended September 30, 1996. The decrease is largely due to the fact that the Company's second Phase III clinical trial was accruing patients during the six months ended September 30, 1996. Patient accrual was completed during January 1997, and therefore the current year period did not include any patient expense related to this clinical trial. In addition, the Injunction has restricted the Company's ability to conduct certain research and development programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $6.6 million in the six months ended September 30, 1997 and $5.9 million in the six months ended September 30, 1996. The increase was primarily due to the expansion of the U.S. sales force during the six months ended September 30, 1997. This was partially offset by lower legal fees related to ongoing patent litigation in the current year period. The current year legal fees have been charged against a reserve established at the end of the prior fiscal year.

INTEREST INCOME

Interest income totaled $1.3 million and $2.0 million for the six month periods ended September 30, 1997 and 1996, respectively. The decrease was due to lower average cash balances available for investment during the six month period ended September 30, 1997.

The above factors resulted in net operating losses of $11.2 million and $9.7 million in the six month periods ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of Common Stock and Preferred Stock, generation of interest income and arrangements for equipment financing. Through September 30, 1997, the Company has raised $73.3 million through two public offerings and $79.7 million through two private sales of Common Stock, and $9.7 million from the sale of Preferred Stock. It has generated $17.9 million in interest income, $27.2 million in product sales and $9.3 million in contract and related party revenues.

During the six months ended September 30, 1997, the Company has used $13.8 million of cash in operating activities and invested $308,000 in equipment and leasehold improvements.

The Company expects to incur substantial expenses in support of ongoing research and development activities, including the costs of preclinical and clinical studies, expansion of manufacturing activities and new product development. Selling, general and administrative expenses are also expected to increase as the Company builds its sales and marketing organization, continues to pursue ongoing litigation, and expands administrative activities.

At September 30, 1997, the Company had $31.0 million in cash, cash equivalents and securities available for sale to meet its future working capital needs. In addition, as noted previously, the Company also has $9.0 million which is collateralizing an appeal bond which was posted in response to a legal judgment issued July 24, 1997. See "Investment Considerations - Legal Proceedings." The Company anticipates that its capital resources should be sufficient to fund its cash requirements for at least the next 12 months. The preceding forward-looking statement is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. In particular, any requirement to segregate significant additional damages in connection with ongoing patent litigation would have a material impact on this projection. In addition, the amount and timing of working capital resources consumed will depend on the Company's level of product sales, the timing and extent of sales and marketing expenditures, including those incurred in support of product launches, the progress of ongoing research and development, particularly its efforts to develop an alternative antibody for use with the CEPRATE(R) SC System, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any collaborative research and development agreements, product marketing or licensing agreements, or other corporate partner arrangements, the FDA regulatory process, the impact of the Injunction on the Company's ability to sell its products or retain its profits on such product sales, costs incurred in connection with relocating antibody manufacturing operations for the Company's products outside the U.S., and ultimately the outcome of continuing patent litigation, as discussed below, and other factors, many of which are beyond the Company's control.

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

LEGAL PROCEEDINGS

The Company is engaged in litigation with Baxter Healthcare Corporation ("Baxter"), the Johns Hopkins University ("Hopkins") and Becton Dickinson & Company ("BD") (Baxter, Hopkins and BD hereinafter being collectively referred to as "Plaintiffs") concerning certain U.S. patents. There have been two jury trials in the case. Following the first trial in the summer of 1995, a unanimous seven-member jury in the U.S. District Court in Wilmington, Delaware, rendered a verdict wholly favorable to CellPro relating to the four U.S. patents then in suit: Patent Nos. 4,714,680, 4,965,204, 5,035,994 and 5,130,144 (hereinafter the
'680, '204, '994 and '144 patents), which had been assigned to Hopkins, licensed to BD and sublicensed to Baxter. The '680 patent purports to cover certain suspensions of stem cells in isolation from a mixed cell population; the '204 patent purports to cover hybridomas that produce monoclonal antibodies having certain characteristics relating to stem cells, and to cover such antibodies themselves; the '994 patent purports to cover a method of stem cell isolation using such antibodies; and the '144 patent purports to cover a method of transplanting stem cells in a human patient.

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

Following the first jury verdict, Plaintiffs filed post-trial motions and, on June 28, 1996, the Delaware District Court (per Judge Roderick R. McKelvie) partially granted Plaintiffs' motion for judgment as a matter of law as to the issues of infringement, inducement of infringement and enablement with respect to the '680 patent, as well as the issue of induced infringement with respect to the '144 patent. The Court ordered a new trial on remaining liability and infringement issues.

In a series of decisions subsequent to the June 28, 1996 order, Judge McKelvie granted motions by the Plaintiffs to dismiss CellPro's remaining liability and infringement defenses. Plaintiffs moved to withdraw two of the four patents (the '994 and '144 patents) from suit, which motion was granted upon Plaintiffs' undertaking that they would not accuse any present product of CellPro of infringing those patents.

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

After the second jury's verdict the following motions were filed and resolved:

        (1) Plaintiffs' motion for enhanced damages, whereby they asked the Court to treble the jury's damage award, was granted, and on July 24, 1997, final judgment was entered against CellPro for $6,961,479.

        (2) Plaintiffs' motion for attorney fees, whereby they seek a determination that CellPro is liable to reimburse them for some $7 million in attorney fees and related litigation costs, has been held in abeyance by the Court, which may, but is not required to, reserve decision on it until after the case is decided on appeal.

        (3) Plaintiffs' motion for a permanent injunction, which was granted on July 24, 1997, and which grants relief to Plaintiffs (subject to a partial stay), as further described below.

The Court also dismissed CellPro's defense that the patents are unenforceable for misuse by reason of an attempt by the Plaintiffs to extend the reach of their patents beyond the territory of the U.S.

The permanent injunction entered July 24, 1997 is complex in form, but it prohibits CellPro (subject to a stay hereinafter described) from making, using and selling products in the U.S. which utilized the anti-stem-cell monoclonal antibody that is essential to the Company's principal products as they are presently constituted, and from conducting certain research activities in the U.S. during the term of the patents. In the U.S., the injunction is subject to a partial stay which by its terms permits CellPro to continue selling its principal product (CEPRATE(R) SC Disposable Kits) until such time as another stem cell immunoseparation product (such as Baxter's ISOLEX(R) product) gains approval from the FDA, an event which Plaintiffs have contended will probably occur before the end of 1997 but which may take significantly longer. Thereafter, sales would have to be phased out over a three-month period, except that the Company would be permitted to continue supplying product to support FDA studies and trials commenced before the time an alternative device wins FDA approval. Outside the U.S., the partial stay has the effect of requiring the company to phase out over a one-year period its exports of disposable kits containing U.S. sourced antibody found to infringe Plaintiffs' patents and to prohibit sales of such kits to new customers. CellPro has filed a motion with the Court seeking to modify the permanent injunction and partial stay pending appeal to eliminate the restriction on sales outside the U.S. and to permit CellPro to complete certain ongoing research and development projects that were halted by the Injunction. Plaintiffs have opposed the motion to modify, and the outcome is uncertain. In any event, under the partial stay as modified by agreement of the parties, commercial sales and cost recovery sales (U.S. only) of disposable kits are subject to a requirement that CellPro pay Plaintiffs $1,075 and $750, respectively. The

Injunction has forced the Company to terminate substantially all sales of the CEPRATE(R) LC34 Laboratory Cell Selection System.

On July 25, 1997, CellPro filed a notice of appeal of the permanent injunction order entered by the Court. CellPro also filed a motion for judgment as a matter of law as to the treble damages award and sought certification of the damages judgment to permit an immediate appeal. On September 23, 1997, the Court denied CellPro's motion, and on September 26, 1997, the Court entered an amended final judgment, adding interest to the jury's verdict for a total award of $7,239,833, and certified the judgment so it could be appealed. CellPro thereafter filed a second notice of appeal from the amended final judgment. CellPro has already filed its initial brief in the appeal from the permanent injunction, but there is no way to know when either appeal will be heard and decided.

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

If Plaintiffs should succeed in their application for an award of attorney fees, and if they should succeed in defending their position on this and the amended final judgment in the Federal Circuit Court on appeal, then the Company would be required to pay a judgment for damages and fees of approximately $15 million, which would have a substantial adverse impact on the Company's business and financial condition. As discussed previously, the Company has an accrual of $15.2 million as of September 30, 1997 to cover potential losses from and future expenses for pursuing this litigation.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion under "Investment Considerations - Legal Proceedings" in Part I,
Item 2, above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   The Annual Meeting of Stockholders was held on August 1, 1997.

      (c) At the Annual Meeting of Stockholders there were three matters submitted to a vote of stockholders. Proxies were solicited pursuant to Regulation 14 of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's nominees as listed in the proxy statement. Each director was nominated and proposal submitted to a vote passed and the voting outcome of each proposal is as follows:

            (1)   Election of Directors:


                  Kenneth W. Anstey            For:  13,004,380            Withheld: 397,236
                  Larry G. Culver              For:  13,006,430            Withheld: 395,186
                  Joshua L. Green              For:  13,006,578            Withheld: 395,038
                  Joseph S. Lacob              For:  13,006,930            Withheld: 394,686
                  Charles P. Waite             For:  13,006,430            Withheld: 395,186
                  Richard D. Murdock           For:  13,005,682            Withheld: 395,934


                  No abstention or broker non-votes were cast for the election of directors.

            (2) The amendment to the Company's Restated 1989 Stock Option Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 1,000,000 shares:

                  For:                        4,371,895
                  Opposed:                    4,123,522
                  Abstained:                     50,739
                  Broker Non-votes:           4,855,460

            (3) Ratification of independent accountants - The Company's proposal to approve the appointment of Coopers & Lybrand

                  L.L.P. as independent accountants for the Company for the fiscal year ending March 31, 1998:

                  For:                       13,345,739
                  Opposed:                       28,140
                  Abstained:                     27,737

                  No broker non-votes were cast in connection with this proposal.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 27 - Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CELLPRO, INCORPORATED
                                       (Registrant)


Date:  November 12, 1997

                                          /s/ Richard D. Murdock
                                        ----------------------------------------
                                        Richard D. Murdock
                                        President,
                                        Chief Executive Officer
                                        and Director


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

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                       Description
-----------                       ----------
   27                Financial Data Schedule