Form 10-Q
period 1997-12-31
CELLPRO INCORPORATED
filed 1998-02-12
CIK 878377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 1997
                               --------------------------

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to_________________________

Commission File number             0-19472
                      -------------------------------


                              CELLPRO, INCORPORATED
             (exact name of registrant as specified in its charter)


        Delaware                                        94-3087971
   -------------------------------                    ----------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

              22215 - 26th Avenue, S.E., Bothell, Washington 98021
              -----------------------------------------------------
              (Address of registrant's principal executive offices)
                                   (Zip Code)

                                 (425) 485-7644
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
        ----------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                                                     Outstanding at
                                                    January 30, 1998

 Common Stock, $0.001 par value                        14,526,782

                                      INDEX


PART I:        FINANCIAL INFORMATION                                                    PAGE
                                                                                        ----
Item 1.        Financial Statements:


               Consolidated Balance Sheets - December 31, 1997
               and March 31, 1997......................................................   3

               Consolidated Statements of Operations -
                  Three and nine months ended December 31, 1997
                  and 1996.............................................................   4

               Consolidated Statements of Cash Flows -
                  Nine months ended December 31, 1997 and 1996.........................   5

               Notes to Consolidated Financial Statements..............................   6-7


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........................   7-15


PART II:       OTHER INFORMATION

Item 1.        Legal Proceedings.......................................................   16

Item 6.        Exhibits and Reports on Form 8-K........................................   16

               All other items under Part II are inapplicable or have a negative response and are therefore omitted.


SIGNATURES     ........................................................................   17

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1997 AND MARCH 31, 1997

                                     ASSETS


                                                   December 31,          March 31,
                                                      1997                 1997
                                                  -------------        -------------
Current Assets:                                  (Unaudited)
   Cash and cash equivalents                      $  12,763,529        $  15,052,804
   Securities available for sale                     12,872,086           38,990,371
   Trade receivables                                  3,223,657            3,158,729
   Inventories                                        6,694,695            5,078,257
   Other current assets                                 637,267              548,558
                                                  -------------        -------------
        Total current assets                         36,191,234           62,828,719

Property and equipment, net                          10,859,798           13,183,854
Restricted cash equivalents                           9,000,000                   --
Other assets                                            148,121              111,124
                                                  -------------        -------------
        Total assets                              $  56,199,153        $  76,123,697
                                                  =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt              $     113,932        $     149,750
   Accounts payable                                     508,435              991,297
   Accrued liabilities                                3,457,249            3,852,349
   Accrual for litigation claim and costs            14,396,686           17,000,000
   Other current liabilities                            119,671                   --
                                                  -------------        -------------
        Total current liabilities                    18,595,973           21,993,396
Long-term debt, net of current portion                  166,002              152,943
Other liabilities                                     1,077,039            1,196,710
                                                  -------------        -------------
        Total liabilities                            19,839,014           23,343,049
                                                  -------------        -------------

Stockholders' equity:
   Common stock                                          14,527               14,487
   Additional paid-in capital                       169,751,469          169,556,157
   Foreign currency translation                        (227,128)            (173,315)
   Net unrealized loss on securities
        available for sale                              (17,784)             (80,331)
   Accumulated deficit                             (133,160,945)        (116,536,350)
                                                  -------------        -------------
        Total stockholders' equity                   36,360,139           52,780,648
                                                  -------------        -------------

        Total liabilities and stockholders'
        equity                                    $  56,199,153        $  76,123,697
                                                  =============        =============


See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                           Three months ended                      Nine months ended
                                               December 31,                            December 31,
                                     --------------------------------        --------------------------------
                                         1997                1996               1997                 1996
                                     ------------        ------------        ------------        ------------
Product sales                        $  3,165,489        $  2,466,533        $  8,088,834        $  6,387,756
Contract and other revenue                 84,011              52,017             253,647              65,831
                                     ------------        ------------        ------------        ------------
      Total revenues                    3,249,500           2,518,550           8,342,481           6,453,587
                                     ------------        ------------        ------------        ------------

Costs and expenses:
  Cost of product sales                 1,402,817           1,268,884           3,709,834           3,564,494
  Other cost of sales                     834,013                  --           2,229,403                  --
  Research and development              3,748,657           4,580,142          10,681,789          12,055,470
  Selling, general and
    administrative                      3,367,412           4,467,720           9,939,068          10,383,990
                                     ------------        ------------        ------------        ------------
      Total costs and expenses          9,352,899          10,316,746          26,560,094          26,003,954
                                     ------------        ------------        ------------        ------------

      Loss from operations             (6,103,399)         (7,798,196)        (18,217,613)        (19,550,367)
                                     ------------        ------------        ------------        ------------

Other income (expense):
  Interest income                         509,579             852,293           1,799,967           2,811,431
  Interest expense                         (6,132)            (11,980)            (20,368)            (38,640)
  Other, net                              141,605            (129,560)           (186,580)            (28,975)
                                     ------------        ------------        ------------        ------------

      Total other income                  645,052             710,753           1,593,019           2,743,816
                                     ------------        ------------        ------------        ------------

                Net loss             $ (5,458,347)       $ (7,087,443)       $(16,624,594)       $(16,806,551)
                                     ============        ============        ============        ============

Net loss per share                   $      (0.38)       $      (0.49)       $      (1.15)       $      (1.17)
                                     ============        ============        ============        ============

Weighted average number of
  shares outstanding during
  the period                           14,526,782          14,440,759          14,513,637          14,402,965
                                     ============        ============        ============        ============


See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                                           Nine months ended
                                                             December 31,
                                                    --------------------------------
                                                        1997               1996
                                                    ------------        ------------
Net cash used in operating
   activities                                       $(19,162,089)       $(14,664,505)
                                                    ------------        ------------
Investing activities:
   Purchase of property and equipment                   (389,800)           (509,600)
   Proceeds from sales and maturities
      of securities available for sale                34,370,391          23,374,876
   Purchase of securities available
      for sale                                        (8,189,559)         (7,723,307)
   Deposit of restricted cash
      equivalents                                     (9,000,000)                 --
   Change in other assets                                (36,997)            (32,284)
                                                    ------------        ------------
    Net cash provided by investing activities         16,754,035          15,109,685
                                                    ------------        ------------

Financing activities:
   Proceeds from long-term debt                           40,900              64,990
   Principal payments on
      long-term debt                                     (63,659)           (208,351)
   Issuance of Common Stock, net
      of issuance costs                                  195,352             962,926
   Other                                                 (53,814)                 --
                                                    ------------        ------------
 Net cash provided by financing activities               118,779             819,565
                                                    ------------        ------------
 Net increase (decrease) in cash
   and cash equivalents                               (2,289,275)          1,264,745

Cash and cash equivalents:
   Beginning of period                                15,052,804          17,076,098
                                                    ------------        ------------
   End of period                                    $ 12,763,529        $ 18,340,843
                                                    ============        ============


See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)


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

3. Restricted Cash Equivalents - On August 1, 1997, $9.0 million was deposited in a collateral account in anticipation of the posting of an appeal bond in response to a judgment for patent infringement damages entered against the Company on July 24, 1997, and amended on September 26, 1997. See "Investment Considerations Legal Proceedings," below.

4.   Inventories - Inventories consisted of the following:


                             December 31, 1997      March 31, 1997
                                ----------            ----------
          Raw materials         $1,687,161            $1,520,000
          Work in process        1,769,743               918,632
          Finished goods         3,237,791             2,639,625
                                ----------            ----------
                                $6,694,695            $5,078,257
                                ==========            ==========


5. Accrual for Litigation Claim and Costs - At March 31, 1997, the Company established a liability of $17 million to cover potential losses from, and future expenses for pursuing, ongoing patent litigation as discussed below under "Investment Considerations - Legal Proceedings." For the nine months ended December 31, 1997, $2.6 million has been charged against the liability, representing expenses related to this matter.

6. Other Cost of Sales - Other cost of sales represents the amount payable for the period March 12, 1997 through December 31, 1997, to Plaintiffs (as defined in the section titled "Investment Considerations - Legal Proceedings") in the ongoing patent litigation under the terms of a partial stay of an injunction as discussed below under "Investment Considerations - Legal Proceedings." This case and the terms of the injunction have been appealed. The amount is based on the quantity of product sold by the Company, and, in general, equals $1,075 per CEPRATE(R) SC disposable kit sold commercially and $750 per kit sold on a cost recovery basis. Certain amounts may be refundable in the event that CellPro prevails in its appeal.

7. Supplemental Disclosures of Cash Flow Information - Cash paid for interest was $20,368 for the nine months ended December 31, 1997 and $38,640 for the nine months ended December 31, 1996. The Company had an unrealized gain on securities available for sale of $62,547 for the nine months ended December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are set forth below in the section entitled "Investment Considerations" of this quarterly report on Form 10-Q, in the section entitled "Investment Considerations" in the Company's Annual Report on Form 10-K for the year ended March 31, 1997 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and which must be understood in the context of the aforementioned SEC filings.

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

The Company's first commercial product, the CEPRATE(R) LC System, was introduced in October 1991 and has been sold on a world-wide basis for various research applications. Additionally, the Company commenced sales of its CEPRATE(R) SC System for certain therapeutic purposes in Europe in August 1993 and in the U.S. in January 1997. The CEPRATE(R) SC System is also being sold in Canada,

South America and the Asia-Pacific region. However, sale of the Company's products is subject to an injunction against the Company issued July 24, 1997 which by its terms will, among other things, ultimately prohibit the Company from selling or manufacturing in the U.S. its principal products, as presently constituted, and from conducting certain related research activities in the U.S. during the term of the patents which are the subject of the hereinafter described legal proceedings. Under a partial stay of such injunction, the Company is permitted to continue the U.S. manufacture and sale of disposable products for use in the CEPRATE(R) SC System subject to various conditions, including payment of a substantial amount per unit to the Plaintiffs in the litigation described hereinafter. See "Investment Considerations - Legal Proceedings." Unless the injunction is reversed on appeal or the Company obtains a reasonable license to sell its products, the injunction will have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company expects to continue to incur substantial expenses to support its operations, including the costs of preclinical and clinical studies, manufacturing scale-up costs and its sales and marketing organization. The Company's results of operations may vary significantly from quarter to quarter during this period of development and the Company expects to continue to incur net operating losses during this period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

PRODUCT SALES

Product sales increased to $3.2 million for the three months ended December 31, 1997, from $2.5 million in the three months ended December 31, 1996. European sales were $1.7 million for the three months ended December 31, 1997 and $2.0 million for the three months ended December 31, 1996. CEPRATE(R) SC System disposable kit unit sales in Europe were 5% lower in the three months ended December 31, 1997 than during the three months ended December 31, 1996. European sales are denominated in various European currencies. As a result, product sales have been and will continue to be affected by changing currency exchange rates. The decrease in dollar denominated sales is higher than the decrease in the unit sales due to unfavorable exchange rates in the current quarter. International sales were also subject to a phase-out over a one year period ending July 24, 1998 included in an injunction issued July 24, 1997 by the U.S. District Court in Wilmington, Delaware (the "Injunction"). The phase-out provisions of the Injunction were stayed pending appeal, by the U.S. Court of Appeals for the Federal Circuit (the "Appeals Court") on January 30, 1998. See "Investment Considerations - Legal Proceedings." During January 1997, the Company commenced commercial shipments of the CEPRATE(R) SC System in the U.S. During the three months ended December 31, 1997, combined U.S. and export sales to the Asia-Pacific region, Canada and South America totaled $1.5 million, compared to $0.5 million during the three months ended December 31, 1996. The increase primarily resulted from U.S. commercial sales of disposable kits for use in the CEPRATE(R) SC System.

COST OF PRODUCT SALES

Cost of product sales was $1.4 million and $1.3 million for the fiscal quarters ended December 31, 1997 and 1996, respectively. The Company's gross margin percentage improved in the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996. Unit costs were lower in the quarter ended December 31, 1997 due to increased production volumes. This was partially offset by lower average sales prices in the European market resulting from the strength of the U.S. dollar.

OTHER COST OF SALES

Other cost of sales of $0.8 million for the quarter ended December 31, 1997 represents the amount due to Plaintiffs pursuant to a partial stay of the Injunction. In general, the Company must pay Plaintiffs $1,075 for each CEPRATE(R) SC disposable kit it sells on a commercial basis and $750 per kit it sells on a cost recovery basis. Certain amounts may be refundable in the event that CellPro prevails in its appeal. See "Investment Considerations - Legal Proceedings."

RESEARCH AND DEVELOPMENT

Research and development expenses totaled $3.7 million in the fiscal quarter ended December 31, 1997, compared to $4.6 million in the fiscal quarter ended December 31, 1996.

The reduction was primarily due to lower product samples expense in the quarter ended December 31, 1997. The Company has been prohibited from conducting certain research and development activities as a result of the Injunction. The prohibition includes research and certain clinical trials which utilize the CEPRATE(R) SC System.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $3.4 million in the fiscal quarter ended December 31, 1997 compared to $4.5 million for the fiscal quarter ended December 31, 1996. The Company successfully completed the recruiting of its sales force in the U.S. during the quarter ended December 31, 1997. Higher sales and marketing expenditures were offset by decreases in administrative expense attributable to legal fees. Current year legal fees related to ongoing patent litigation have been charged against an accrual established at the end of the prior fiscal year.

INTEREST INCOME

The Company also reported interest income totaling $510,000 for the fiscal quarter ended December 31, 1997 compared to $852,000 for the quarter ended December 31, 1996. The decrease was due to lower average cash balances available for investment in the quarter ended December 31, 1997.

The above factors resulted in net operating losses of $5.5 million and $7.1 million in the fiscal quarters ended December 31, 1997 and 1996, respectively.

NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

PRODUCT SALES

Product sales increased to $8.1 million for the nine months ended December 31, 1997, from $6.4 million in the comparable prior year nine month period. The increase was attributable to increased sales of the CEPRATE(R) SC System in the United States. European sales were $4.5 million for the nine months ended December 31, 1997 compared to $4.8 million for the nine months ended December 31, 1996. CEPRATE(R) SC System unit sales in Europe increased by 8% in the current year period. As mentioned above, the increase in unit sales is not reflected in the dollar denominated sales due to the unfavorable impact of exchange rates. International sales became subject to a one year phase-out on July 24, 1997 pursuant to the Injunction. This phase-out provision of the Injunction was stayed by the Appeals Court on January 30, 1998. During the nine months ended December 31, 1997, combined U.S. and export sales to the Asia-Pacific region, Canada and South America totaled $3.6 million, compared to $1.6 million during the nine months ended December 31, 1996.

COST OF PRODUCT SALES

Cost of product sales was $3.7 million and $3.6 million for the nine month periods ended December 31, 1997 and 1996, respectively. The impact of lower European average sales prices was offset by lower unit costs resulting in an improved gross margin for the nine months ended December 31, 1997.

OTHER COST OF SALES

As mentioned previously, other cost of sales is related to payments required pursuant to a partial stay of the Injunction. The amount for the nine months ended December 31, 1997 represents the total amount payable for sales from March 12, 1997 through December 31, 1997.

RESEARCH AND DEVELOPMENT

Research and development expense decreased to $10.7 million during the nine months ended December 31, 1997 from $12.1 million for the nine months ended December 31, 1996. The decrease is largely due to the fact that the Company's second Phase III clinical trial was accruing patients during the nine months ended December 31, 1996. Patient accrual was completed during January 1997, and therefore the current year period did not include any patient expense related to this clinical trial. In addition, the Injunction has restricted the Company's ability to conduct certain research and development programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $9.9 million in the nine months ended December 31, 1997 and $10.4 million in the nine months ended December 31, 1996. This decrease was attributable to lower legal fees related to ongoing patent litigation in the current year period. The current year legal fees have been charged against a reserve established at the end of the prior fiscal year. This was partially offset by higher sales and marketing expenses due to the expansion of the U.S. sales force during the nine months ended December 31, 1997.

INTEREST INCOME

Interest income totaled $1.8 million and $2.8 million for the nine month periods ended December 31, 1997 and 1996, respectively. The decrease was due to lower average cash balances available for investment during the nine month period ended December 31, 1997.

The above factors resulted in net operating losses of $16.6 million and $16.8 million in the nine month periods ended December 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of Common Stock and Preferred Stock, generation of interest income and arrangements for equipment financing. Through December 31, 1997, the Company has raised $73.3 million through two public offerings and $79.7 million through two private sales of Common Stock, and $9.7 million from the sale of Preferred Stock. It has generated $18.4 million in interest income, $30.3 million in product sales and $9.4 million in contract and related party revenues.

During the nine months ended December 31, 1997, the Company has used $19.2 million of cash in operating activities and invested $390,000 in equipment and leasehold improvements.

The Company expects to incur substantial expenses in support of ongoing research and development activities, including the costs of preclinical and clinical studies, expansion of manufacturing activities and new product development. Selling, general and administrative expenses are also expected to increase as the Company expands its sales and marketing organization, continues to pursue ongoing litigation, and expands administrative activities.

The Company is currently required to pay Plaintiffs a substantial portion of its gross margin from the sale of disposable kits for use in the CEPRATE(R) SC System, its principal product, as a condition for a partial stay of the Injunction. This payment to the Plaintiffs for U.S. disposable kits sales will continue as long as the partial stay of the Injunction remains in force. On January 30, 1998, a further stay was issued by the Appeals Court of the international phase-out provisions of the Injunction. As a condition of this further stay, the Company must deposit its net revenues from CEPRATE(R) SC System disposable kits sales outside the U.S. in an escrow account pending further action by the Appeals Court.

At December 31, 1997, the Company had $25.6 million in cash, cash equivalents and securities available for sale to meet its future working capital needs. In addition, as noted previously, the Company also has $9.0 million which serves as collateral for an appeal bond which was posted in response to a legal judgment issued July 24, 1997 and amended September 26, 1997. See "Investment Considerations - Legal Proceedings." The Company anticipates that its capital resources should be sufficient to fund its cash requirements for at least the next 12 months. The preceding forward-looking statement is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. In particular, any requirement to segregate significant additional amounts in connection with ongoing patent litigation would have a material impact on this projection. In addition, the amount and timing of working capital resources consumed will depend on the Company's level of product sales, the timing and extent of sales and marketing expenditures, including those incurred in support of product launches, the progress of ongoing research and development, particularly its efforts to develop an alternative antibody for use with the CEPRATE(R) SC System, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any collaborative research and development agreements, product marketing or licensing agreements, or other corporate partner arrangements, the FDA regulatory process, the impact of the Injunction on the Company's ability to sell its products or retain its profits on such product sales, costs incurred in connection with relocating antibody manufacturing operations for the Company's products outside the U.S., and ultimately the outcome of continuing patent litigation, as discussed below, and other factors, many of which are beyond the Company's control.

INVESTMENT CONSIDERATIONS

The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provided a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company and other readers that certain important factors in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal year ending March 31, 1998, and for future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company. Stockholders, prospective investors and other readers should also refer to the more extensive discussion of investment considerations set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1997 in the section titled "Investment Considerations." Particular attention should be given to the Investment Considerations labeled "Legal Proceedings," "Patents and Proprietary Technology" and "Dependence on CEPRATE(R) SC System" in CellPro's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

LEGAL PROCEEDINGS

The Company is engaged in litigation with Baxter Healthcare Corporation ("Baxter"), The Johns Hopkins University ("Hopkins") and Becton Dickinson and Company ("BD") (Baxter, Hopkins and BD hereinafter being collectively referred to as "Plaintiffs") concerning certain U.S. patents. There have been two jury trials in the case. Following the first trial in the summer of 1995, a unanimous seven-member jury in the U.S. District Court in Wilmington, Delaware, rendered a verdict wholly favorable to CellPro relating to the four U.S. patents then in suit: Patent Nos. 4,714,680, 4,965,204, 5,035,994 and 5,130,144 (hereinafter the
"`680," "`204," "`994" and "`144" patents), which had been assigned to Hopkins, licensed to BD and sublicensed to Baxter. The `680 patent, which expires December 22, 2004, purports to cover certain suspensions of stem cells in isolation from a mixed cell population; the `204 patent, which expires October 23, 2007, purports to cover hybridomas that produce monoclonal antibodies having certain characteristics relating to stem cells, and to cover such antibodies themselves; the `994 patent, which expires July 30, 2008, purports to cover a method of stem cell isolation using such antibodies; and the `144 patent, which expires July 14, 2009, purports to cover a method of transplanting stem cells in a human patient.

The jury in the first trial determined that the Company did not literally infringe any of these four patents; that all claims of all four patents were invalid for obviousness under 35 U.S.C. Sections 103; and that, with the exception of two claims of the `204 patent, all claims of all four patents were invalid on the additional ground of failure to enable under 35 U.S.C. Sections
112. The two claims of the `204 patent as to which the jury did not render a verdict of "nonenablement" invalidity under 35 U.S.C. Sections 112 are limited in their literal scope to a particular antibody and its accompanying hybridoma, an antibody and hybridoma which are not employed by the Company.

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

Subsequent to the June 28, 1996 order, Plaintiffs moved to withdraw two of the four patents (the `994 and `144 patents) from suit, which motion was granted upon Plaintiffs' undertaking that they would not accuse any present product of the Company of infringing those patents. Thereafter, Judge McKelvie granted a series of motions by the Plaintiffs to dismiss CellPro`s remaining liability and infringement defenses.

A second jury trial was held in March 1997, at which the jury was instructed to the effect that the Court had already determined that the Company infringed the two patents remaining in the suit, that its defenses had been dismissed, and that the jury was bound by those determinations. Hence, the jury at the second trial heard evidence and arguments only as to the amount of damages to be awarded and as to whether the Company`s conduct had been willful. On March 11, 1997, the jury reached a verdict finding willfulness and awarding some $2.3 million in damages to Plaintiffs.

After the second jury's verdict the following motions were filed and resolved:

        (1) Plaintiffs' motion for enhanced damages, whereby they asked the Court to treble the jury`s damage award, was granted, and on July 24, 1997, final judgment was entered against the Company for $6,961,479.

        (2) Plaintiffs' motion for attorney fees, whereby they seek a determination that the Company is liable to reimburse them for some $7 million in attorney fees and related litigation costs, has been held in abeyance by the Court, which may, but is not required to, reserve decision on it until after the case is decided on appeal.

        (3) Plaintiffs' motion for a permanent injunction, which was granted on July 24, 1997, and which grants relief to Plaintiffs (subject to a partial stay), as further described below.

The Court also dismissed the Company's defense that the patents are unenforceable for misuse by reason of an attempt by the Plaintiffs to extend the reach of the patents beyond the territory of the U.S.

The permanent injunction entered July 24, 1997 is complex in form, but it generally prohibits the Company (subject to a stay hereinafter described) from making, using and selling products in the U.S. which utilize the anti-stem-cell monoclonal antibody that is essential to the Company's principal products as they are presently constituted, and from conducting certain research activities in the U.S. during the term of the patents. In the U.S., the injunction is subject to a partial stay which by its terms permits CellPro to continue selling its principal product (CEPRATE(R) SC disposable kits) until such time as another stem cell immunoseparation product (such as Baxter's ISOLEX(R) product) gains approval from the FDA, an event which Plaintiffs had contended would probably occur before the end of 1997 but which has not yet occurred and may take significantly longer. Thereafter, the Company would have to phase out sales over a three-month period, except that the Company would be permitted to continue supplying product to support certain U.S. clinical trials commenced before the time an alternative device wins FDA approval. Outside the U.S., the partial stay allowed by the Delaware District Court required the Company to phase out over a one-year period its exports of disposable kits containing U.S. sourced antibody found to infringe Plaintiffs' patents and to prohibit sales of such kits to new customers. The Company filed a motion for stay of the Injunction with the Appeals Court seeking, among other things, to eliminate certain restrictions on sales outside the U.S. On January 30, 1998, the Appeals Court granted a stay of the international phase-out pending review of the case on appeal. Under the partial stay as modified pursuant to the agreement of the parties, commercial sales and cost recovery sales (U.S. only) of disposable kits sold under the partial stay are subject to a requirement that CellPro pay Plaintiffs $1,075 and $750, respectively. Subsequent to January 30, 1998, the further stay issued by the Appeals Court requires that net revenues from international sales be deposited in an escrow account pending further action by the Appeals Court. The Injunction has forced the Company to terminate substantially all sales of the CEPRATE(R) LC34 Laboratory Cell Selection System.

On July 25, 1997, the Company filed a notice of appeal of the permanent injunction order entered by the Court. CellPro also filed a motion for judgment as a matter of law as to the treble damages award and sought certification of the damages judgment to permit an immediate appeal. On September 23, 1997, the Court denied CellPro's motion, and on September 26, 1997, the Court entered an amended final judgment, adding interest to the jury's verdict for a total award of $7,239,833, and certified the judgment so it could be appealed. CellPro thereafter filed a second notice of appeal from the amended final judgment. CellPro's two appeals have been consolidated by the Appeals Court and a combined brief was filed by CellPro on December 24, 1997. Plaintiffs response is due February 13, 1998. Oral arguments will likely occur in May of 1998, but there is no way to know when the appeal will be decided.

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

If Plaintiffs should succeed both in defending their position on the amended final judgment in the Appeals Court on appeal and in their application for an award of attorney fees, then the Company would be required to pay a judgment for damages and fees of approximately $15 million, which would have a substantial adverse impact on the Company's business and financial condition. As discussed previously, the Company has an accrual of $14.4 million as of December 31, 1997 to cover potential losses from and future expenses for pursuing this litigation.

If the Plaintiffs should succeed in defending the permanent injunction in the form in which it has been entered, then the Company will ultimately be prohibited from selling its principal products as presently constituted, and from conducting certain related research activities, in the U.S. during the term of the patents, and will need to arrange for manufacture of modified products outside the U.S. to the extent it wishes to sell them in markets outside the U.S. This would greatly disrupt the Company's operations and would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. According to a declaration of its chief financial officer filed May 28, 1997, before the Injunction and partial stay were issued by the Delaware District Court and before the further stay was issued by the Appeals Court, absent a reasonable license or suitable stay of injunction, and in the absence of other alternatives which may or may not be available, the Company would likely find it necessary to significantly restrict operations so as to conserve capital while awaiting the outcome of the appeal. Any such event could result in a significant decrease in the value of the Company and therefore makes any investment in the Company inherently highly speculative.

As a possible alternative to a litigated result on appeal, the Company could pursue further attempts to obtain commercially reasonable licenses under the Hopkins' patents at issue through various means, including through negotiations with Plaintiffs. Attempts to negotiate licenses with the Plaintiffs have not been successful to date, however, and no assurance can be given that Plaintiffs would license the patents to the Company at all or on terms that would permit commercialization of the Company's stem cell separation technology.

ITEM 1.        LEGAL PROCEEDINGS

See discussion under "Investment Considerations - Legal Proceedings" in Part I,
Item 2, above.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               Exhibit 27 - Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CELLPRO, INCORPORATED
                                          (Registrant)


Date:  February 12, 1998

                                            /s/ Richard D. Murdock
                                          --------------------------------------
                                          Richard D. Murdock
                                          President,
                                          Chief Executive Officer
                                          and Director


                                            /s/ Larry G. Culver
                                          --------------------------------------
                                          Larry G. Culver
                                          Executive Vice President,
                                          Chief Operating Officer,
                                          Chief Financial Officer
                                          and Director
                                              (Chief Accounting Officer)