Form 10-K405
period 1998-03-31
CELLPRO INCORPORATED
filed 1998-07-14
CIK 878377

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1998

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

                                                    Name of each exchange
      Title of each class                           on which registered
            None                                            None

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

                                Yes [X]  No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of May 15, 1998, was approximately $38.3 million (based upon the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ Stock Market for that date). Shares of Common Stock held by each officer, director (and affiliate thereof) and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On May 15, 1998, approximately 14,614,996 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

Documents Incorporated by Reference

         (1) Portions of the Registrant's 1998 Notice of Annual Meeting of Stockholders and Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on October 7, 1998 are incorporated by reference into
Part III hereof.

                                     PART I

ITEM 1.  BUSINESS


OVERVIEW

         CellPro, Incorporated ("CellPro" or "the Company") has developed a unique monoclonal antibody-based system that can be used to separate specific cells from complex cell mixtures for use in a wide range of therapeutic, diagnostic and research applications. The CellPro technology selects cells in a continuous flow system by using a high affinity avidin-biotin binding process. As a result, it combines high levels of throughput with a high degree of selectivity. On December 6, 1996, the U.S. Food and Drug Administration (the "FDA") approved CellPro's CEPRATE(R) SC Stem Cell Concentration System (the "CEPRATE(R) SC System") for use in autologous bone marrow transplantation. Subsequent to the fiscal year ended March 31, 1998, on April 9, 1998, the FDA notified the Company that its application to expand the use of the CEPRATE(R) SC System to include autologous transplantation of stem cells derived from peripheral blood was approvable. The Company is currently developing additional applications for the CEPRATE(R) SC System, including use as an adjunct to other cancer treatments, gene therapy and use in support of treatment of debilitating autoimmune diseases such as multiple sclerosis, lupus, and rheumatoid arthritis. In addition to stem cell selection, the Company is developing other new cell therapy applications for this technology, including T-lymphocyte transplantation and ex vivo T-lymphocyte adoptive immunotherapy for cancer. The Company is currently selling the CEPRATE(R) SC System in most European countries, Canada and certain Asia-Pacific and Latin American countries. The CEPRATE(R) SC System was approved for sale in the 18-nation European Economic Area in July, 1995. Two second generation products, the CEPRATE(R) TCD T-Cell Depletion System (the "CEPRATE(R) TCD System") and the CEPRATE(R) CD4 System, have also been approved for commercial sale in the European Economic Area.

         Cell selection plays an increasingly important role in a variety of medical applications. Cellular therapies, in which purified cell populations obtained from tissues such as bone marrow or blood are used to treat a variety of diseases, depend on the collection of specific target cells, or the removal of particular cellular contaminants, from a mixture of cells. A significant application of cellular therapy is stem cell transplantation, which is increasingly being used to treat patients with certain forms of cancer. Stem cells give rise to most of the other cells in the marrow and ultimately the blood, and the Company believes that these cells, which represent approximately one percent of the cells in marrow, are the primary cells required for successful transplantation. Transplantation of certain other cells along with stem cells can cause harmful side effects or dilute therapeutic benefits. For example, the marrow of many cancer patients contains tumor cells which, if transplanted back into the patient, may contribute to a relapse of the cancer. Alternatively, donated bone marrow contains cells which may cause a life-threatening immune reaction in an allogeneic transplant recipient. CellPro's CEPRATE(R) SC System is designed to provide a supply of purified stem cells that can be used in cellular therapies while reducing the problems frequently experienced with current transplantation techniques.

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

         The Company completed a second Phase III clinical trial in 1997 in which stem cells purified from peripheral blood with the Company's CEPRATE(R) SC System were transplanted into patients with multiple myeloma to restore their bone marrow with hematopoietic (blood-forming) stem cells following myeloablative (marrow-killing) chemotherapy. Data gathered during the Phase III clinical trial demonstrated a significant depletion of tumor cells in the autograft and successful engraftment of the transplanted cells. Such data also formed the basis for the FDA's notification, subsequent to the fiscal year ended March 31, 1998, on April 9, 1998, that the CEPRATE(R) SC System was approvable for peripheral blood progenitor cell ("PBPC") transplantation.

         The Company is conducting a Phase I/II clinical trial with the CEPRATE(R) TCD System. This device is being used with CellPro's current product, the CEPRATE(R) SC System, to reduce the number of T-lymphocytes in donor-derived peripheral blood stem cells for allogeneic transplantation. The goal of this trial is to evaluate the proportion of patients with successful engraftment of donor stem cells and the proportion of patients who develop graft-versus-host disease, an often fatal side effect of allogeneic transplants. Additional investigator-sponsored clinical trials are also being conducted.

         The Company is also conducting a Phase I/II clinical trial with its CEPRATE(R) B-Cell Depletion System. This device is being used with CellPro's current product, the CEPRATE(R) SC System, to reduce the number of B lymphocytes in mobilized peripheral blood for autologous transplantation into patients with relapsed non-Hodgkin's lymphoma. The goal of this trial is to evaluate the safety and efficacy of B-cell purging combined with a CD34+ cell enrichment of mobilized peripheral blood.

         The administration of purified stem cells, in conjunction with growth factors, may allow cancer patients to receive intensified doses of chemotherapy. There is increasing interest in this approach by physicians to treat certain cancers.

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


CELL THERAPY IN MEDICINE

OVERVIEW

         Cell selection plays an increasingly important role in a variety of medical applications. Both existing and developing therapeutic and diagnostic technologies depend on the ready availability of purified cell populations resulting from the collection of specific target cells, or the removal of particular cell contaminants, from a mixture of cells. The increasing use of stem cell transplantation in cancer treatment, as well as the development of new technologies such as gene therapy and growth factors, has created a need for a cell selection technology that has a degree of cell selectivity and a scale of cell recovery not available from traditional cell-selection methods. Monoclonal antibodies have provided the mechanism that makes it possible to selectively identify a large number of different types of cells. A practical technology capable of selecting antibody-labeled cells from complex tissues, such as blood or bone marrow, could not only improve the efficacy of current therapies, such as stem cell transplantation, but may also enable more novel therapeutic and diagnostic approaches that require purified cell populations, such as gene therapy.

         The use of cells as therapeutics represents a fundamental change in the practice of medicine. Such cell therapy approaches are based upon the ability to isolate, manipulate and deliver specific cells to the patient. Until recently, physicians typically relied on small molecule-based drugs in treating patients. To the extent these drugs are poor analogs of natural structures in the body, they are limited in their therapeutic effect and are often associated with significant toxicity. Recombinant DNA technology has made it possible to clone genes and thereby produce significant amounts of naturally occurring therapeutic substances, such as hormones and growth factors. These substances stimulate the natural functions of the body and have proven more effective than conventional drugs in the treatment of many clinical conditions, including anemia, diabetes and cancer. These substances are not self-regulating, however, and can cause significant toxicity when other organs in addition to the target tissue are exposed to these agents. The use of cells for therapy is an effective and safe form of treatment for many diseases because cells represent self-contained units that perform the body's natural functions and provide stimulation only when needed. Further, target cells can be exposed specifically to peptides and growth factors outside of the body, thereby maximizing therapeutic effects while minimizing toxicity to other organs of the body. While still in its early developmental phase, cell therapy has already had a clinical impact by allowing more aggressive treatment of certain cancers and debilitating autoimmune diseases, and providing more effective treatment modalities for other diseases, including gene therapy research.

         The tissues used in cellular therapy, such as blood and bone marrow, consist of many types of cells. Successful cellular therapy requires the identification and isolation of the beneficial cells in these tissues and the elimination of cell types with undesirable or harmful side effects. For example, when bone marrow is utilized for transplantation, the collected aggregate of several billion cells contains hundreds of different cell types. In conventional bone marrow transplantation, healthy, blood-generating cells are returned to a patient whose marrow is either diseased, or has been damaged by radiation or chemotherapy. Stem cells are the only cells required for regeneration of new blood and immune cells, but only constitute approximately one percent of the cells in the marrow. The remainder of the marrow consists of cells that are either unnecessary or potentially harmful when transplanted. For example, in an autologous bone marrow transplant, which utilizes the patient's own bone marrow, that marrow may contain cancer cells that could cause relapse following transplantation back into the patient. In the case of stem cell transplantation from other donors, graft-versus-host disease often results because the donor lymphocytes in the transplanted cells attack the patient's tissues. Thus, it becomes clinically important either to select the desired cells, or to remove the offending cells.

         Gene therapy depends on inserting genes into specific cells, such as rare stem cells that are capable of long-term survival in the patient. The ability to concentrate these rare target stem cells greatly facilitates the successful application of this technology because the genes can be targeted into the stem cells themselves instead of treating whole marrow or blood.

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

         During a bone marrow transplant, one to two liters of bone marrow containing several billion cells are obtained from the patient or donor. This material is then typically processed on a centrifuge, reducing the volume of material to 250 to 500 cc which is called a buffy coat. When stem cells are obtained from peripheral blood, a white blood cell fraction containing 150 to 300 cc is obtained from the patient in a leukapheresis procedure. Using the CEPRATE(R) SC System, these mixtures are then processed further to obtain a highly purified population of stem cells of approximately 4.5ml, sufficient for transplantation, in less than 90 minutes.


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

         CellPro's current development programs are focused on adapting its proprietary cell-selection technology for use in a broad range of clinical cell therapy indications. Many of these indications have already advanced into human clinical trials as evidenced by the following program summary:

-------------------------------------------------------------------------------------------------------------------
        PRODUCT NAME/TYPE                             APPLICATION                            DEVELOPMENT STAGE
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) SC System               Autologous bone marrow transplantation (BMT),       Commercially available
                                     stem cell therapy for cancer treatment
  Stem Cell Selection
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) SC System               Autologous PBPC & tumor cell purging for            Approvable letter
                                     cancer treatment                                    received from FDA 4/9/98
  Stem Cell Selection
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) SC System               Autologous stem cell transplant for                 Phase I/II - several
                                     autoimmune diseases, including multiple             ongoing
  Stem Cell Selection                sclerosis, systemic lupus erythematosus (SLE)
                                     & rheumatoid arthritis
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) SC System               Stem cell gene therapy for inherited disorders      Phase I/II - several
                                                                                         ongoing
  Stem Cell Selection
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) SC System               Stem cell gene therapy for cancer treatment         Phase I/II - several
                                                                                         ongoing
  Stem Cell Selection
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) SC System               Dose-intensified, multicycle, stem cell             Pilot study
                                     therapy with MDR-1 gene therapy for high-risk
  Stem Cell Selection                breast cancer
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) SC System               In utero allogeneic stem cell therapy to            Pilot studies - several
                                     treat inherited disorders
  Stem Cell Selection
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
        PRODUCT NAME/TYPE                             APPLICATION                            DEVELOPMENT STAGE
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) SC System               Ex vivo generation of autologous dendritic          Pilot studies - several
                                     cells for immunization against cancer
  Stem Cell Selection
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) SC System               Stem cell gene therapy for treatment of HIV         Phase I/II - ongoing
                                     (AIDS)
  Stem Cell Selection
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) SC & CEPRATE(R)         To reduce graft vs. host disease after              Phase I/II - several
  TCD Systems                        allogeneic PBPC transplantation for patents         ongoing
                                     with hematological malignancies
  Stem Cell Selection &
  T-lymphocyte Depletion
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) SC & CEPRATE(R)         Allogeneic stem cell therapy to reduce              Phase I/ll - ongoing
  TCD Systems                        rejection following solid organ
                                     transplantation
  Stem Cell Selection &
  T-lymphocyte Depletion
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) SC & CEPRATE(R)         Allogeneic stem cell therapy & T-lymphocyte         Preclinical - pilot study
  TCD Systems                        depletion to induce tolerance in pancreatic         planned for FY 1999
                                     islet cell transplantation to treat diabetes
  Stem Cell Selection &
  T-lymphocyte Depletion
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) B-Cell Depletion        B-cell depletion from CD34 selected PBPC            Phase I/ll - ongoing
  System                             transplants to treat B-cell non-Hodgkin's
                                     lymphoma
  Stem Cell Selection &
  B-lymphocyte Depletion
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) CD4 Lymphocyte          T-lymphocyte subset selection to treat              Commercially available
  Selection Systems                  malignant & non-malignant diseases                  in Europe, Phase I/II -
                                                                                         planned for FY 1999
  T-lymphocyte Selection
-------------------------------------------------------------------------------------------------------------------
  CEPRATE(R) SC System               Autologous dendritic-cell selection from            Phase I/II - several
                                     peripheral blood for immunization against           planned for FY 1999
                                     cancer
  Dendritic Cell Expansion
-------------------------------------------------------------------------------------------------------------------
  TEC(TM) Tumor Enrichment           Cancer-specific cell selection for early            Preclinical
  Column                             diagnosis or relapse monitoring

  Diagnostic
-------------------------------------------------------------------------------------------------------------------
  ImmunoCytoChemistry Staining       Detection of immunostained epithelia-derived        Commercially available
  Kit                                tumor cells in blood and bone marrow                for research use only

  Diagnostic
-------------------------------------------------------------------------------------------------------------------

         The Company spent approximately $13.8 million on research and development during the fiscal year ended March 31, 1998.

         The CEPRATE(R) SC System accounted for 91%, 93% and 88% of the Company's product sales during the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

CELL THERAPIES FOR CANCER AND AUTOIMMUNE DISEASE TREATMENT

OVERVIEW

         Bone marrow is the principal organ of the blood system, and is responsible for production of the various cells present in blood. Bone marrow consists of stem cells, including proliferating and differentiating cells, and mature blood cells (which include red blood cells, white blood cells and platelets). Stem cells give rise to all the other cells in the blood. Red blood cells are responsible for carrying oxygen to body tissues, white blood cells are responsible for fighting infection and platelets are a critical component of the blood-clotting process. If bone marrow is damaged, the nature or composition of cells in the blood will be altered, resulting in many complications including anemia, infection and bleeding.

         Higher doses of chemotherapy are associated generally with a higher probability of eradicating certain diseases, but are also associated with increased toxicities that may lead to irreversible damage to the marrow and other tissues. Most patients must therefore be given relatively low, and consequently less effective, doses of chemotherapy to prevent the adverse and potentially lethal consequences of marrow destruction. Stem cell transplantation allows more aggressive treatments, which have a better chance of eradicating certain cancers. In this procedure, the patient is first given massive chemotherapy or radiation treatment, which destroys the bone marrow as well as the cancer, and is then infused with stem cells harvested prior to the chemotherapy or radiation treatment, in the case of an autologous transplant, or from a donor, in the case of an allogeneic transplant.

         Patients may now be treated with growth factors to stimulate the recovery of their blood and immune systems after chemotherapy. The bone marrow, however, contains significantly reduced quantities of stem cells after chemotherapy, thereby limiting the effectiveness of such growth factors in therapy. Consequently, there is growing interest in infusing stem cells immediately after chemotherapy and then treating patients with growth factors. This provides a larger pool of stem cells to be stimulated by the growth factors, potentially enabling a more rapid recovery of the marrow after chemotherapy. Because this treatment is being performed in an outpatient setting with minimal complications, it greatly expands the number of patients eligible for stem cell therapy.

Stem Cell Transplantation

         When chemotherapy regimens, with or without the administration of radiation, are sufficiently intense that they destroy the patient's blood and immune systems and bone marrow, the patient will die soon after administration of such treatments without the successful reintroduction of stem cells to repopulate the marrow. These reintroduced cells localize to the bone marrow, engraft and start producing new blood cells in the patient in approximately three-to-four weeks. This infusion of cells is called stem cell transplantation.

         Stem cell transplantation was originally used to treat hematological disorders, such as anemia and leukemia, but is being used increasingly to enable physicians to administer higher doses of chemotherapy to treat patients with other forms of cancer and to treat other diseases and disorders. Currently, there are estimated to be in excess of 40,000 transplants performed annually around the world utilizing bone marrow and peripheral blood. This number is increasing steadily, primarily because of the increasing use of transplant procedures in patients with leukemias, lymphomas and, in particular, breast cancer.

         There are two types of stem cell transplants, autologous and allogeneic. In autologous transplantation, some of the patient's stem cells are removed prior to treatment, frozen and stored for later use. The previously stored stem cells are then infused into the patient after intense therapy with a variety of protocols that generally involve chemotherapy and radiation. Allogeneic transplantation, using stem cells from a closely matched donor (usually a close relative), is primarily used for treatment of patients with certain forms of anemia, leukemia or lymphoma. This procedure is more frequently associated with serious complications and is generally more expensive to perform than autologous transplantation. Further, donors who are matched closely enough to the patient to be suitable can be found only in a limited number of cases.

         Cell selection plays a key role in the successful application of transplantation because it is important to separate the cells necessary for engraftment from other cells, which may have potentially adverse effects when they are infused into the patient. These undesired cells differ depending on the type of transplantation. In allogeneic transplantation, certain white blood cells in the donor graft can attack the patient (host) and cause a potentially lethal condition known as graft-versus-host disease ("GVHD"). In autologous transplantation, stem cell harvests taken from the patient may contain cancer cells. This is not only true of patients whose cancer primarily affects the marrow, such as leukemia, but also for patients with solid tumors, such as breast cancer. Therefore, it is believed to be important to deplete cancer cells from the graft prior to infusion to prevent cancer cells from being given back to the patient receiving the transplant. Additionally, autologous grafts typically are frozen with cryoprotectants like dimethlysulfoxide, which can lead to a variety of toxic side effects upon infusion, including hypertension, cardiac arrhythmias, nausea, vomiting and occasional respiratory and renal failure.

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

         Positive selection of stem cells provides an alternative to these depletion techniques. Depletion of tumor cells can be more easily achieved as a consequence of selecting the stem cells. Second, toxicity to normal marrow elements does not occur because cytotoxic agents are not required to purge tumor cells. Third, a concentrated fraction of stem cells can be stored in a relatively small volume compared to unselected buffy coats, thereby reducing the amount of cryoprotectants used and the toxic side effects associated therewith.

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

Gene Therapy

         Stem cells are critical to the success of many forms of gene therapy. The goal of gene therapy is to produce a permanent genetic alteration, which can only be accomplished if the gene is inserted into self-renewing cells like stem cells. CellPro is collaborating in various pilot clinical trials to first determine the safety of gene therapy in patients with breast cancer, ovarian cancer, leukemia, and other malignant and non-malignant diseases, and secondly to determine the therapeutic benefit of inserting corrective genes for the treatment of these diseases. One of these therapeutic genes, a multiple drug resistance gene, is inserted into the patient's bone marrow stem cells in an attempt to confer drug resistance to the patient's marrow. The patient may then be given greater doses of chemotherapy intended to eliminate the cancer without damaging the patient's genetically resistant bone marrow.

         CellPro is also collaborating with the National Institutes of Health ("NIH") and Childress Hospital Los Angeles in clinical trials to insert the adenosine deaminase (ADA) gene into stem cells, purified with the Company's CEPRATE(R) SC System, of children who are missing this gene. The lack of ADA causes the genetic disorder severe combined immunodeficiency syndrome (SCIDS).

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

         A matched donor, however, may not be easy to find. Fewer than one-third of the children who might benefit from an allogeneic transplant have a genetically matched sibling who can serve as a donor. Non-Caucasians and children of mixed ethnicity are much less likely to find a suitably matched donor. In addition, even where a matched donor can be found, the process involved often takes longer than these children can wait.

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

         CellPro is conducting a Phase I/II clinical trial using the CEPRATE(R) TCD System to treat approximately 25 patients at 6 centers in the U.S. and Canada. The trial involves children with hematological malignancies who need a stem cell transplant, but can find no suitably matched donor. These children would otherwise have few, if any, viable treatment options for their fatal disease.

         Children enrolled in the trial will receive stem cell transplants from a family member (usually a parent) who is only partially matched with the child. Donor cells are processed first using the CEPRATE(R) SC System to concentrate the stem cells, and then using the CEPRATE(R) TCD System to reduce the number of T cells in the graft. The clinical trial is designed to evaluate the proportion of patients who achieve successful engraftment and the proportion who develop GVHD. If proven to be safe and effective, use of the CEPRATE(R) TCD System could revolutionize allogeneic transplantation by providing a much larger pool of potential donors for many patients who might otherwise have little hope to find a suitably matched donor.

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

Tumor Cell Purging

         While stem cell selection alone is effective in significantly reducing the number of tumor cells present in the cell infusion received by a transplant patient, it frequently does not totally eliminate the presence of tumor cells. The Company is currently developing new next-generation products for use with its CEPRATE(R) SC System to enhance the degree to which tumor cells are purged from autologous stem cell grafts. Using antibodies specific to certain tumor cells, a cell selection step is performed in addition to the stem cell concentration to negatively deplete tumor cells. The Company has begun clinical trials with its new product, the CEPRATE(R) B-Cell Depletion System. This device will be used with CellPro's current product, the CEPRATE(R) SC System, to reduce the number of B cells in mobilized peripheral blood used for autologous hematopoietic transplantation in patients with relapsed non-Hodgkin's lymphoma. The trial will evaluate the safety and efficacy of B-cell purging combined with a CD34+ cell enrichment of mobilized peripheral blood.

         Unprocessed autologous stem cell grafts may contain tumor cells that are returned to the patient during the transplant procedure. The CEPRATE(R) B-Cell Depletion System is intended to purge lymphoma tumor cells from the peripheral blood stem cell graft in an attempt to prevent tumor cells from being returned to the patient, and possibly causing a relapse of the patient's disease.

         The clinical process will involve mobilization of stem cells in peripheral blood using hematopoietic growth factors and chemotherapy. CellPro technology will be used to first deplete B cells from the apheresis product, then the B-cell depleted product will be further processed using CellPro's CEPRATE(R) SC System to enrich and concentrate the stem cells.

Autoimmune Diseases

         Autoimmune diseases such as multiple sclerosis (MS), lupus and rheumatoid arthritis are caused by the patient's own immune cells attacking their normal tissues. A number of cancer patients with co-existing autoimmune diseases have experienced some improvement of their autoimmune condition following stem cell transplantation to treat their cancer. This has led to a strong interest in using high-dose chemotherapy and autologous stem cell transplantation as therapy for this serious and debilitating group of diseases. The bone marrow or blood products of autoimmune patients will, however, contain certain immune cells which could reinitiate the disease. The CEPRATE(R) SC System is thus being used in these clinical trials to enrich for the stem cells necessary for rebuilding the blood and immune systems while at the same time depleting the immune cells that cause disease.

         Several Phase I/II clinical trials are in process using autologous bone marrow transplantation to treat rapidly progressing MS. MS is caused by an immunological attack on the myelin sheath that covers many of the nerve fibers in the central nervous system. This attack is thought to be caused by T-cell mediated immune destruction of the myelin sheath surrounding nerves. The CEPRATE(R) SC System is being used in these clinical trials to purify the stem cells and reduce the number of T cells returned to the patient in the transplant procedure. Similar clinical trials are also being conducted to treat lupus and rheumatoid arthritis.

AIDS

         The CEPRATE(R) SC System is being used in several clinical trials to provide a purified stem cell population for gene therapy to treat AIDS.

OTHER APPLICATIONS

         To date, CellPro has focused its development efforts on the products described above. The Company has also conducted feasibility studies of the application of its cell-selection technology in the area of cancer diagnostics and is expanding the application of its technology to the isolation of stem cells for use in support of solid organ transplantation.

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


PATENTS AND PROPRIETARY TECHNOLOGY

         The Company's policy is to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company has nine issued patents in the U.S. and five foreign patents concerning cell selection and related technology developed or licensed by the Company. Additional U.S. and foreign patent applications are pending. The Company intends to file additional patent applications, when appropriate, relating to improvements in its technology and other specific procedures that it develops.

         See also, "Investment Considerations - Patents and Proprietary Technology," below.


UNITED STATES GOVERNMENT REGULATION

OVERVIEW

         Regulation by governmental authorities is a significant factor in the manufacture and marketing of the Company's products and in its ongoing research and product development activities. All of the Company's existing and proposed products, except the CEPRATE(R) LC System, which is intended for nonclinical purposes only and is therefore exempt from premarket clearance requirements, will require regulatory approval prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing as a condition of approval by the FDA and by similar authorities in foreign countries. The lengthy process of seeking these approvals, and the ongoing process of compliance with applicable federal statutes and regulations, require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of the Company's products.

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

         For a discussion of the regulatory process see "Investment Considerations - Government Regulation," below.


COLLABORATIVE, LICENSE AND TECHNOLOGY-RELATED AGREEMENTS

         The Company seeks to obtain licenses to technologies that complement and expand its existing technology base. Where consistent with its business strategy, the Company intends to enter into collaborations or to license product and marketing rights to selected strategic partners to capitalize on the production, development, regulatory and marketing capabilities of these entities. A description of certain of the Company's collaborative, license and technology-related agreements are set forth below.

FRED HUTCHINSON CANCER RESEARCH CENTER

         In March 1989, the Company entered into two license agreements with the Fred Hutchinson Cancer Research Center (the Hutchinson Center). Under one agreement, the Company was granted an exclusive, worldwide license (with the right to sublicense) (subject to the rights of certain U.S. governmental agencies and a grant-back to the Hutchinson Center for non-commercial research purposes) to certain patent rights relating to avidin-biotin immunoaffinity chromatography, which constitutes CellPro's core technology for cell separation. The Company paid an up-front license fee upon execution of this license agreement and has paid additional amounts upon achieving certain milestones. In addition, the Company is obligated to pay royalties, subject to a minimum royalty for a period of ten years ending December 31, 2006 and royalties on actual product sales during the remainder of the term of a licensed patent. CellPro also has the option of converting its license into a non-exclusive license upon two years' notice, which would then relieve it of certain of its royalty payment obligations.

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

AMERICAN FLUOROSEAL CORPORATION

         In May, 1998, CellPro Europe N.V./S.A., a wholly owned subsidiary of the Company, and American Fluoroseal Corporation (AFC) entered into a distribution agreement which granted to CellPro Europe certain exclusive distribution rights in Europe for AFC's Teflon(TM) and Kapton(TM) bags and other products. AFC products include patented laser sealed bags which are biologically, chemically, electrically and immunologically inert and are used for, among other things, cell storage and growth.

CORIXA CORPORATION

         Subsequent to the fiscal year ended March 31, 1998, on April 24, 1998, the Company and Corixa Corporation agreed to terminate a multi-year research collaboration and licensing agreement executed by them in December 1995.

         The Company elected to terminate the collaboration in order to conserve capital. The only remaining financial obligation of the Company is payment of a $335,000 note issued in connection with such termination and due in April 2000.

OTHER AGREEMENTS

         The Company has entered into license agreements with other companies and academic and research institutions pursuant to which the Company receives access to certain antibodies and cell lines for use in its product development programs.


COMPETITION

         The market for cell separation systems is competitive. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market such systems. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. Certain of these companies may develop and introduce products and processes competitive with or superior to those of the Company. The Company faces competition, particularly in the cell-separation field, from several biotechnology and pharmaceutical companies, including Nexell Therapeutics, Inc. (jointly owned by Baxter Healthcare Corporation and VIMRX Pharmaceuticals, Inc.), Miltenyi Biotec GmbH, Novartis/SyStemix and Aastrom Biosciences Inc. in collaboration with Cobe BCT, Inc.

         The Company's competitive position will be determined in part by which cell selection products are ultimately approved for sale by regulatory authorities and by the outcome of certain legal proceedings pending against the Company. For a discussion of these legal proceedings, see "Investment Considerations - Legal Proceedings," below. The relative speed with which the Company develops its products, completes the approval processes and is able to manufacture and market commercial quantities thereof will be an important competitive factor. Currently, the Company's CEPRATE(R) SC System, the CEPRATE(R) TCD System and the CEPRATE(R) CD4 System are approved for commercial sale in the European Economic Area, and the CEPRATE(R) SC System is approved for commercial sale in Canada. Also, the CEPRATE(R) SC System is the only cell processing system approved for commercial sale in the U.S. The Company expects that competition among cell selection products approved for sale will be based, among other factors, on product efficacy, safety, reliability, availability and price.


EMPLOYEES

         The Company currently has approximately 137 full-time employees, of whom 81 are dedicated to research, development, manufacturing, quality assurance and quality control, regulatory affairs or preclinical and clinical testing. Fifteen of the Company's employees have a Ph.D. or M.D. degree.


MANUFACTURING AND SUPPLY

         The Company's manufacturing operations are located in approximately 23,000 square feet in a leased facility in Bothell, Washington. Manufacturing activities are fully integrated, including antibody production and purification, avidin affinity matrix, assembly and fill, and distribution operations. The Company is required to operate its manufacturing facility in compliance with the FDA's Quality System Regulations, which have replaced the Good Manufacturing Practices requirements, and within the requirements of other regulatory authorities such as ISO 9001 standards for the European Economic Area. Regulatory compliance requires extensive efforts by the Company, and there can be no assurance that such requirements will be satisfied in a timely manner. It is estimated that the Company's manufacturing facility will have the capacity to satisfy product usage requirements for current and planned clinical trials, and to meet expected supply requirements for early commercial sales of the Company's products.

         The Company has a wholly-owned subsidiary, CellPro Europe N.V./S.A., with principal executive offices located in Brussels, Belgium. The purpose of CellPro Europe N.V./S.A. is to coordinate sales and marketing activities for the Company throughout Europe. The Company has also established subsidiaries in France, Germany, Italy and Spain. In addition, the Company has agreements with companies in South America and the Asia-Pacific region for the distribution of CellPro's products.

         The Company purchases antibodies, components and supplies for its products. Certain of the antibodies, components and supplies are obtained from single source suppliers.


INVESTMENT CONSIDERATIONS

         The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provided a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal year ending March 31, 1999, for the fiscal quarter ending June 30, 1998, and for future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company. All forward-looking statements included herein are made as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements or comment on the reasons why actual results may differ therefrom.


LEGAL PROCEEDINGS

         The Company is engaged in litigation with The Johns Hopkins University ("Hopkins"), Becton Dickinson & Company ("BD") and Baxter Healthcare Corporation ("Baxter") concerning certain U.S. patents. There have been two jury trials in the case. Following the first trial in the Summer of 1995, a unanimous seven-member jury in the U.S. District Court for the District of Delaware (the "District Court"), on August 4, 1995, rendered a verdict wholly favorable to the Company relating to the four U.S. patents then in suit, i.e., Patent Nos. 4,714,680, 4,965,204, 5,035,994 and 5,130,144 (hereinafter the '680, '204, '994 and '144 patents), which had been assigned to Hopkins, licensed to BD and sublicensed to Baxter. The '680 patent purports to cover certain suspensions of stem cells in isolation from a mixed cell population; the '204 patent purports to cover hybridomas that produce monoclonal antibodies having certain characteristics relating to stem cells, and to cover such antibodies themselves; the '994 patent purports to cover a method of stem cell isolation using such antibodies; and the '144 patent purports to cover a method of transplanting stem cells in a human patient.

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

         Following the first jury verdict, plaintiffs filed post-trial motions and, on July 1, 1996, the District Court, per Judge Roderick R. McKelvie, partially granted plaintiffs' motion for judgment as a matter of law as to the issues of infringement, inducement of infringement and enablement with respect to the '680 patent, as well as the issue of induced infringement with respect to the '144 patent. The District Court ordered a new trial on remaining liability and infringement issues.

         In a series of decisions subsequent to the July 1, 1996 order, the District Court granted summary judgment motions by the plaintiffs to dismiss the Company's remaining liability and infringement defenses with respect to two of the patents at issue. Plaintiffs moved to withdraw the other two patents (the '994 and '144 patents) from suit, which motion was granted upon plaintiffs' undertaking that they would not accuse any present product of CellPro of infringing those patents.

         A second jury trial was held in March, 1997, at which the jury was instructed to the effect that the Court had already determined that CellPro infringed the two patents remaining in the suit, that its defenses had been dismissed, and that the jury was bound by those determinations. Hence, the jury at the second trial heard evidence and arguments only as to the amount of damages to be awarded, and as to whether CellPro's conduct had been willful. On March 11, 1997, the jury reached a verdict finding willfulness and awarding some $2.3 million in damages to plaintiffs.

         After the second jury's verdict the following motions were filed and resolved:

                  (1) Plaintiffs' motion for enhanced damages, whereby they asked the Court to treble the jury's damage award, was granted, and on July 24, 1997, final judgment was entered against the Company for $6,961,479.

                  (2) Plaintiffs' motion for attorney fees, whereby they seek a determination that the Company is liable to reimburse them for some $7 million in attorney fees and related litigation costs, has been held in abeyance by the District Court, which may, but is not required to, reserve decision on it until after the case is decided on appeal.

                  (3) Plaintiffs' motion for a permanent injunction, which was granted on July 24, 1997, and which grants relief to plaintiffs (subject to a partial stay), as further described below.

         The District Court also dismissed the Company's defense that the patents are unenforceable for misuse by reason of an attempt by the plaintiffs to extend the reach of the patents beyond the territory of the U.S.

         On July 24, 1997, a permanent injunction was entered by the District Court. The injunction is complex in form, but it generally prohibits the Company (subject to a stay hereinafter described) from making, using and selling products in the U.S. which utilize the anti-stem-cell monoclonal antibody that is essential to the Company's principal products as they are presently constituted, and from conducting certain research activities in the U.S. during the term of the patents. In the U.S., the injunction is subject to a partial stay which by its terms permits the Company to continue selling its principal product (CEPRATE(R) SC disposable kits) until such time as another stem cell immunoseparation product manufactured and sold under a license to the patents in dispute gains approval from the FDA, an event which plaintiffs had contended would probably occur before the end of 1997 but which has not yet occurred and may take significantly longer. Thereafter, if the injunction remains in effect in its current form, the Company would have to phase out sales of the CEPRATE(R) SC System over a three-month period, except that the Company would be permitted to continue supplying product to support certain U.S. clinical trials commenced before the time an alternative device wins FDA approval. Outside the U.S., the partial stay allowed by the District Court required the Company to phase out over a one-year period its exports of disposable kits containing U.S. sourced antibody found to infringe plaintiffs' patents and to prohibit sales of such kits to new customers. The Company filed a motion for stay of the permanent injunction with the U.S. Court of Appeals for the Federal Circuit (the "Appeals Court") seeking, among other things, to eliminate certain restrictions on sales outside the U.S. On January 30, 1998, the Appeals Court granted a stay of the international phase-out pending review of the case on appeal. Under the partial stay as modified by order of the District Court dated February 27, 1998, commercial sales and cost recovery sales of disposable kits sold under the partial stay are subject to a requirement that the Company pay plaintiffs $1,075 and $750 per kit, respectively, and $5,000 per CEPRATE(R) SC Instrument System sold or installed at a new commercial site after March 11, 1997. Subsequent to January 30, 1998, the further stay issued by the Appeals Court requires that net revenues from international sales be deposited into an escrow account pending further action by the Appeals Court. The injunction has forced the Company to terminate substantially all sales of the CEPRATE(R) LC34 Laboratory Cell Selection System.

         On July 25, 1997, the Company filed a notice of appeal of the permanent injunction order entered by the Court. The Company also filed a motion for judgment as a matter of law as to the treble damages award and sought certification of the damages judgment to permit an immediate appeal. On September 23, 1997, the Court denied the Company's motion, and on September 26, 1997, the Court entered an amended final judgment, adding interest to the jury's verdict for a total award of $7,239,833, and certified the judgment so it could be appealed. The Company thereafter filed a second notice of appeal from the amended final judgment. The Company's two appeals were consolidated by the Appeals Court and the case has been fully briefed and, subsequent to the fiscal year ended March 31, 1998, on May 5, 1998 oral arguments were heard by the Appeals Court. The Company has urged in its briefs that reversible errors were made by the District Court in granting judgment as a matter of law and summary judgment on infringement and patent validity issues, that the second jury's willfulness verdict was the result of erroneous instructions and evidentiary rulings, and that the first jury's verdict should be reinstated and judgment entered thereon. There is no way to know when the Appeals Court will issue its decision in the case.

         On June 16, 1998, plaintiffs filed a motion in the District Court which seeks to require the Company to escrow or otherwise restrict additional cash to secure a possible award of attorneys fees currently estimated at $8.0 million. The Company intends to vigorously oppose the motion, but there is no way to predict how the District Court will proceed in respect thereof. As discussed above, plaintiffs' earlier filed motion seeking an award of attorneys fees has been held in abeyance by the District Court which may, but is not required to, reserve decision on it until after the case is decided on appeal.

         Certain antitrust and unfair competition claims filed by the Company against the plaintiffs have been stayed pending completion of the patent litigation.

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

         If plaintiffs should succeed both in defending their position on the amended final judgment in the Appeals Court and in their application for an award of attorney fees, then the Company would be required to pay a judgment for damages and fees of approximately $15 million, which would have a substantial adverse impact on the Company's business, prospects, financial condition and results of operations. As discussed previously, the Company has an accrual of $13.7 million as of March 31, 1998 related to potential losses from and future expenses for pursuing the litigation.

         If the plaintiffs should succeed in defending the permanent injunction in the form in which it has been entered, then the Company will ultimately be prohibited from selling its principal products as presently constituted, and from conducting certain related research activities, in the U.S. during the term of the patents, and will need to arrange for manufacture of modified products outside the U.S. to the extent it wishes to sell them in markets outside the U.S. This would greatly disrupt the Company's operations and would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Absent a reasonable license or suitable stay of injunction, and in the absence of other alternatives which may or may not be available, the Company would likely find it necessary to file for protection under the United States Bankruptcy laws.

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

CLASS ACTION LAWSUIT

         On March 16, 1998, a lawsuit was filed in the United States District Court for the Western District of Washington against the Company, certain of the Company's officers and directors, and a law firm that issued certain legal opinions in respect of the patents which are the subject of the legal proceedings described above (together "defendants"). The lawsuit, which purports to be brought on behalf of persons who purchased CellPro stock between March 10, 1995 and July 28, 1997, alleges the defendants violated Sections 10(b) (including Rule 10b-5) and 20(a) of the Securities Exchange Act as well as certain provisions of Washington state and common law. On March 27, 1998, plaintiffs filed a virtually identical complain in the same district. On May 12, 1998, the court granted a motion consolidating the two cases before the same judge. The consolidated case is captioned In re: CellPro, Inc. Securities Litigation. Master File No. C98-298Z.

         On May 8, 1998, a group of plaintiffs moved to be appointed lead plaintiffs and are awaiting the court's decision on that motion. Plaintiffs and defendants have stipulated to a schedule for filing and responding to a consolidated amended complaint and for filing a motion for class certification.

         Defendants believe these cases are without merit and intend to defend these actions vigorously.

PATENTS AND PROPRIETARY TECHNOLOGY.

         The Company's ability to compete effectively will depend substantially on its ability to develop and maintain proprietary aspects of the technology. To date, the Company has submitted numerous U.S. patent applications and foreign counterparts relating to cell selection technology developed by the Company, of which nine patents have issued in the U.S. and five foreign patents have issued.
The Company also has licensed the rights to certain patents related as continuations to an application originally filed by the Hutchinson Center in January 1986; these patents issued in 1993 (U.S. 5,215,927, 6/2/93; U.S. 5,225,353, 7/6/93; U.S. 5,262,334, 11/16/93) and will expire in 2010. The
European counterpart of these cases was granted in 1992 (EP B 0260 280) and subsequently upheld on opposition. The Company intends to file additional patent applications, when appropriate, relating to improvements in its technology and other specific products that it develops. Although the Company has been granted or has exclusive rights to various patents, the Company's success will depend in large part on its ability to obtain U.S. and foreign patent protection for its products, preserve its trade secrets and operate without infringing on the proprietary rights of third parties. There can be no assurance that the Company's issued patents, any future patents that may be issued as a result of the Company's U.S. or international patent applications, or the patents under which the Company has license rights, will offer any degree of protection to the Company's products against competitive products. There can also be no assurance that any additional patents will issue from any of the patent applications owned by or licensed to the Company, or that any patents that currently are or may be issued or licensed to the Company or any of the Company's patent applications will not be challenged, invalidated or circumvented in the future, or that any patents issued to or licensed by the Company will not be infringed upon or designed around by others. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the U.S. or in international markets. Moreover, patent law relating to the Company's principal business, particularly as to the scope of claims in issued patents, is still developing and it is unclear how these patent law developments will affect the Company's patent rights.

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

         A judgment was filed against the Company on July 24, 1997, in a patent infringement case involving an antibody used by the Company in its CEPRATE(R) SC System. At the same time a permanent injunction was entered against the Company's principal products subject to a partial stay. See "Investment Considerations - Legal Proceedings," above. There can be no assurance that additional infringement claims by third parties or claims for indemnification resulting from infringement claims will not be asserted against the Company in the future or that such assertions, if proven true, would not have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Any additional litigation or interference proceedings involving the Company would likely result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company is or may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all.

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


DEPENDENCE ON CEPRATE(R) SC SYSTEM

         The CEPRATE(R) SC System is the primary product being marketed by the Company and will remain so for the near term. The Company has received approval from the FDA for use of the CEPRATE(R) SC System for autologous transplantation of stem cells obtained from bone marrow. The Company has also been notified by the FDA that the CEPRATE(R) SC System is approvable for autologous transplantation of stem cells obtained from peripheral blood, subject to submission of final labeling and certain post-approval follow-up. In order to market the CEPRATE(R) SC System in the U.S. for additional indications, the Company will be required to obtain additional regulatory approvals. There can be no assurance that the FDA will approve the product for additional indications.

         There can be no assurance that the CEPRATE(R) SC System will achieve market acceptance and be commercially successful. Because the CEPRATE(R) SC System represents the Company's principal near-term focus, and because many of the Company's future products under development are designed to be used in conjunction with the CEPRATE(R) SC System, failure of the CEPRATE(R) SC System to gain market acceptance would have a material adverse effect of the Company's business, prospects, financial condition and results of operations. Additionally, if the permanent injunction currently in force against the sale of the CEPRATE(R) SC System in the U.S. is upheld by the Appeals Court, then the Company will ultimately be prohibited from selling the CEPRATE(R) SC System as presently constituted. See "Investment Considerations - Legal Proceedings," above.

UNCERTAINTY OF PRODUCT ACCEPTANCE

         Sales of the Company's products have generated growing but modest revenues to date. The CEPRATE(R) SC System has been approved for marketing and sale in the U.S., in the European Economic Area (the "EEA") and in Canada. The CEPRATE(R) TCD System and the CEPRATE(R) CD4 System have also been approved for use in the EEA. These are the only Company products that have received such approvals. The CEPRATE(R) SC System is approved for use in the U.S. for autologous bone marrow transplantation of stem cells obtained from bone marrow. The Company has been notified by the FDA that the CEPRATE(R) SC System is approvable for autologous transplantation of stem cells obtained from peripheral blood, subject to submission of final labeling and certain past approval follow-up. Commercial sales of the product for other uses will require specific FDA approval, as will the CEPRATE(R) TCD System and the CEPRATE(R) B-Cell Depletion System. There can be no assurance that the CEPRATE(R) SC System or any of the Company's future products will gain any significant degree of market acceptance in the U.S. or internationally among physicians, hospital personnel, other health care providers and third-party payors, even if reimbursement and necessary regulatory approvals are obtained. The Company believes that the commercial success of its products will depend on such acceptance. Acceptance will also depend upon the Company's ability to train physicians, hospital personnel and other health care providers to use the CEPRATE(R) SC System and the Company's other products, and the willingness of such individuals to learn to use these products. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

VOLATILITY OF STOCK PRICE

         The securities markets have, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. These fluctuations often substantially affect the market price of a company's common stock. In particular, the market prices for securities of medical device companies and biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. The market price of the Company's Common Stock has in the past and in the future may be subject to volatility in general and from quarter to quarter depending upon announcements regarding developments concerning proprietary rights or litigation or disputes related thereto, the results of regulatory approval filings, clinical studies or other testing, technological innovations or new commercial products by the Company or its competitors, government regulations, changes in reimbursement levels, public concern as to the safety of products developed by the Company or others, changes in health care policy in the U.S. and internationally, the issuance of new or changed stock market analyst reports and recommendations, and economic and other external factors, as well as continued operating losses by the Company and fluctuations in the Company's financial results. These factors could have a material adverse effect on the Company's business, prospects, financial condition and results of operations and may not be indicative of the prices that may prevail in the public market.

LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE.

         The Company has limited experience in sales, marketing and distribution of its products, particularly outside of the U.S. and EEA. The Company has established a direct sales force in the U.S. and in Europe to sell its products, and is selling the product through distributors in Latin America and the Asia-Pacific region. There can be no assurance that the Company will be able to attract and retain qualified sales and marketing personnel and distributors, or that the Company's sales and marketing efforts will be successful. Failure to develop an effective sales and marketing organization or establish effective distribution relationships with respect to the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT

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

NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

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

COMPETITION AND TECHNOLOGICAL CHANGE

         Biotechnology in general and cell therapy in particular are rapidly evolving fields in which developments are likely to continue at a rapid pace. Technological competition from existing biotechnology companies and others diversifying into cell therapy is intense and expected to increase. Currently, the CEPRATE(R) SC System is the only stem cell selection system approved for commercial sale in the U.S. Although this potentially gives the Company a lead over its competitors in the U.S. marketplace, there can be no assurance that other, more effective cell selection systems which compete with the CEPRATE(R) SC System will not receive FDA approval in the near future. Other companies and institutions with substantially greater financial, manufacturing, marketing, distribution and technical resources than the Company are engaged in the research and development of products similar to those currently being developed or commercialized by the Company, and others may choose to enter this market at a later date. The Company is aware of at least one other company, Nexell Therapeutics, Inc., which has filed a PMA requesting approval for a competing product from the FDA. The Company is aware of two companies, Nexell Therapeutics, Inc. and Miltenyi Biotec GmbH, which have approvals to market competing products in the EEA. The Company currently faces competition from several companies in the development and utilization of cell selection devices, as discussed under the section titled "Competition," above. There can be no assurance that these or other companies or institutions will not succeed in developing products or procedures that are more effective than the Company's or that would render the Company's technology or products obsolete or uncompetitive. The Company believes that important competitive factors with respect to the development and commercialization of its products include the relative speed with which it can develop products, establish clinical utility, complete the clinical testing and regulatory approval process, obtain reimbursement and supply commercial quantities of the product to the market. The Company's inability to compete favorably with respect to any of these factors could have a material adverse effect on its business, financial condition and results of operations. The Company also competes with other companies for clinical sites to conduct trials. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

DEPENDENCE ON CONTRACT MANUFACTURERS AND SUPPLIERS; MANAGEMENT OF EXPANDED OPERATIONS; QSR

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

         There can be no assurance that the Company will be able to develop the necessary manufacturing capability, build and train the necessary manufacturing, quality control and assurance teams, attract, retain and integrate the required key personnel, or implement the financial and management systems necessary to meet any increased demand for its products. Failure of the Company to successfully expand its operations in response to any increased demand for its current and future products, if any, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         To be successful, the Company's products must be manufactured in compliance with regulatory requirements and at acceptable costs. The Company's manufacturing facilities are subject to quality system regulations, international quality standards and other regulatory requirements. Failure by the Company to maintain its facilities in accordance with applicable U.S. and international quality standards or other regulatory requirements may entail a delay or termination of production, which could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

         DEVICE CLASSIFICATION. In the U.S., medical devices are classified into one of three classes (i.e., Class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and efficacy. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to QSRs) and Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices) are those which must receive premarket approval by the FDA to ensure their safety and efficacy

         Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance or approval through either clearance of a 510(k) notification or approval of a PMA.

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

         PMA APPROVAL. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and efficacy of the device, typically including the results of clinical trials, bench tests, laboratory and animal studies. The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

         Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable QSR requirements. If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "non-approvable" letter. The FDA may determine that additional clinical trials are necessary, in which case the PMA may be delayed for one or more years while additional clinical trials are conducted and submitted in an amendment to the PMA. Modifications to a device that is the subject of an approved

PMA, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

         PMA SUBMITTED. The CEPRATE(R) SC System is being regulated as a Class III device requiring submission of a PMA. The Company has filed two PMAs for use of the CEPRATE(R) SC System. Its initial PMA for use in autologous stem cell transplantation using bone marrow was approved on December 6, 1996. In additional, the Company has received notice from the FDA that its second PMA, to expand the use of the CEPRATE(R) SC System to include autologous transplantation of stem cells derived from peripheral blood, is approvable. The Company anticipates that a number of its future products currently under development will also be classified as Class III devices requiring a PMA.

         CLINICAL TRIALS. If human clinical trials of a device are required, whether for a 510(k) or a PMA, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Submission of an IDE does not give assurance that FDA will approve the IDE and, if it is approved, there can be no assurance that FDA will determine that the data derived from these studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Clinical trials using the CEPRATE(R) SC System are "significant risk" trials which require IDEs. The Company is currently conducting several clinical trials under its own IDEs and is involved in an extensive investigator sponsored IDE program where the investigator holds the IDE and is responsible for conducting the clinical trial. The Company intends to use data from certain of these trials to support FDA approval of additional indications for the CEPRATE(R) SC System. There is no assurance that any of these trials will be successful or that the FDA will accept data from the trials as adequate for approval of the CEPRATE(R) SC System for additional indications. Manufacturers are permitted to sell investigational devices distributed in the course of clinical studies provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. The Company has instituted a cost recovery program for certain of the investigator sponsored clinical trials which use the CEPRATE(R) SC System, and the CEPRATE(R) TCD System and the CEPRATE(R) B-Cell Depletion System.

         NO ASSURANCE OF APPROVALS OR CLEARANCES. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         PERVASIVE REGULATION. Any devices manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by FDA and certain state agencies. Manufacturers of medical devices for marketing in the U.S. are required to adhere to applicable regulations governing methods used in, and the facilities and controls used for, designing, manufacturing, packaging, labeling, storing, installing and servicing of medical devices intended for human use which are described in QSR requirements, which include testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Although current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses, physicians are not prohibited by the FDA from using products for indications other than those approved by the FDA. There can be no assurance that the CEPRATE(R) SC System or the Company's future products, if any, will not be used by physicians for indications other than those approved by the FDA and that the Company will not be subject to FDA action resulting from such use.

         The Company is subject to routine inspection by FDA and certain state agencies for compliance with QSR requirements, MDR requirements, and other applicable regulations. The FDA has recently changed its regulations which will likely increase the cost of compliance. Future changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, prospects, financial condition, and results of operation. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, prospects, financial condition or results of operation.

         INTERNATIONAL CONSIDERATIONS. Sales of medical devices outside of the U.S. are subject to international regulatory requirements that vary widely from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company has obtained the certifications necessary to enable the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Device Directives, to be affixed to the CEPRATE(R) SC System, the CEPRATE(R) TCD System and the CEPRATE(R) CD4 System. The CE mark designates full marketing approval throughout the 18-nation European Economic Area. In order to maintain this certification, the Company will be subject to periodic inspections. The CEPRATE(R) SC System has also been approved for commercial sale in Canada. The Company has contracted with distributors for sale of the CEPRATE(R) SC System in certain countries in Latin America and the Asia-Pacific region pursuant to distribution agreements which obligate the distributor to obtain regulatory approval for sale of the product in those counties which require them. Many countries in which the Company currently operates or intends to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future that could adversely affect the Company's ability to market its products in such countries. In addition, significant costs and requests by regulators for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any of such events could substantially delay or preclude the Company from marketing its products in the U.S. or internationally. Failure to comply with applicable regulatory requirements can result in loss of previously received approvals and other sanctions and could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

DEPENDENCE ON LICENSES; POTENTIAL NEED FOR STRATEGIC PARTNERS

         The Company has obtained, and may need to obtain in the future, licensed rights to certain proprietary technologies from other entities, individuals and research institutions to which it is, or will be, obligated to pay royalties and milestone payments if it develops products based upon the licensed technology. The Company has a worldwide, sublicensable, exclusive license from the Hutchinson Center to certain patent rights related to its cell selection technology, which constitutes the Company's core technology for its current products and certain future products currently under development. There can be no assurance that the Company will be able to enter into additional collaborative, license or other arrangements that the Company deems necessary or appropriate to develop, commercialize and market its products, or that any or all of the contemplated benefits from such collaborative, license or other arrangements will be realized. Certain of the collaborative, license or other arrangements that the Company may enter into in the future may place responsibility on the Company's partners or collaborators for preclinical testing and human clinical trials and for the preparation and submission of applications for regulatory approval for potential diagnostic or therapeutic products. Should any strategic partner fail to develop, commercialize or market successfully any product to which it has rights, the Company's business, prospects, financial condition and results of operations could be materially adversely effected. There can be no assurance that partners or collaborators will timely perform their obligations under any such arrangements or will not pursue alternative technologies or products either on their own or in collaboration with others, including the Company's competitors, as a means for developing products that compete with the Company's products.

OPERATING LOSSES

          The Company has generated modest revenues from product sales, but these revenues have not been sufficient to cover its operating expenses. The Company is substantially dependent upon external financing and interest income to pursue its present and intended business activities. The Company has not been profitable since inception and has incurred a cumulative net loss of approximately $139.1 million through March 31, 1998. Losses have resulted principally from costs incurred in research and development activities, clinical trials, marketing and product introduction expenses and from general and administrative costs, including expenses associated with the litigation described under "Investment Considerations - Legal Proceedings," above. The Company expects to continue to incur substantial expenses in the future to support its operations. The Company's results of operations may vary significantly from quarter to quarter during this period of development and the Company expects to continue to incur net operating losses during this period.

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

FUTURE CAPITAL NEEDS; POTENTIAL INABILITY TO ACCESS CAPITAL MARKETS; POSSIBLE INSOLVENCY

The Company requires substantial working capital to fund its business and operating losses. The Company has experienced negative cash flow from operations since inception and expects to continue to experience negative cash flow from operations for the near-term future. As noted below in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources," the Company's current capital resources are not sufficient to fund the Company's operations, as currently conducted, through March 31, 1999. If the plaintiffs in the patent litigation described above under "Investment Considerations - Legal Proceedings" prevail on their motion filed June 16, 1998, to require the Company to escrow or otherwise restrict additional cash to secure a possible award of attorneys fees currently estimated at $8.0 million, the Company's current capital resources would not be sufficient to fund the Company's operations, as currently conducted, through September 30, 1998. The Company intends to vigorously oppose the motion, but there is no way to predict how the District Court will proceed in respect thereof. As discussed under "Investment Considerations - Legal Proceedings," plaintiffs' earlier filed motion seeking an award of attorneys fees has been held in abeyance by the District Court which may, but is not required to, reserve decision on it until after the case is decided on appeal. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all, particularly in light of the pending patent litigation and the permanent injunction discussed above under "Investment Considerations - Legal Proceedings." In the event that financing is secured, it may be senior to the Company's Common Stock and may result in further significant dilution to existing stockholders. If the Company's appeal is not successful or if the Company does not receive a timely decision of the appeal, then absent a reasonable license from the plaintiffs, or another alternative which may or may not be available, the Company would likely find it necessary to file for protection under the United States Bankruptcy laws.

RELIANCE ON KEY PERSONNEL

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

RISKS ASSOCIATED WITH INTERNATIONAL SALES

         Due to regulatory constraints in the U.S., the Company's sales efforts for the CEPRATE(R) SC System were limited to international markets prior to December 6, 1996. The Company anticipates that, even though it obtained FDA approval to sell the CEPRATE(R) SC System in the U.S. in December 1996, international sales will continue to constitute a significant part of its business. A number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in staffing, coordinating and managing international operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as constraints on the Company's ability to maintain or increase prices. The international nature of the Company's business subjects it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or the Company's products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Economic Area, continues to develop and there can be no assurance that new laws or regulations, or new interpretations of existing laws and regulations, will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the U.S. There can be no assurance that the Company will be able to successfully further commercialize its current products or successfully commercialize any future products in any international market.

RISK OF LIABILITY; ADEQUACY OF INSURANCE COVERAGE

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


ITEM 2.  PROPERTIES

         The Company currently leases a total of approximately 113,000 square feet in two facilities in Bothell, Washington. The Company's headquarters are located in a 90,000 square foot leased facility. This facility houses research and development, sales and marketing, and administrative activities. The lease is for a 10-year term and expires in August 2003 with options to renew for up to three additional consecutive five-year terms. Manufacturing activities are located in a leased facility featuring a clean room and biologics manufacturing capabilities. This facility includes approximately 23,000 square feet. The lease expires October 2002. Also, the Company has leased office space in Brussels, Belgium for its European headquarters. The lease expires in February 2002, with an option to terminate in February 1999.

ITEM 3.  LEGAL PROCEEDINGS

(a)      PATENT LITIGATION

At March 31, 1997, the Company established a liability of $17 million (remaining balance at March 31, 1998 of $13,722,089) to cover potential losses from, and future expenses for pursuing, ongoing patent litigation in which the Company is accused of infringing two patents owned by The Johns Hopkins University and licensed to Baxter Healthcare Corporation and Becton Dickinson & Company (Hopkins, Baxter and Becton hereinafter being collectively referred to as "plaintiffs"). While management believes its appeal of the rulings entered against the Company is meritorious, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. The liability was recorded in recognition of the fact that adverse court rulings on liability, and an adverse jury verdict, had been rendered at the District Court (hereinafter defined) level. The U.S. District Court for the District of Delaware, per judge Roderick R. McKelvie (the "District Court") filed its judgment against the Company on July 24, 1997. The District Court granted plaintiffs enhanced damages amounting to approximately $7.2 million and issued an order for permanent injunction against the Company. On August 1, 1997, the Company deposited $9.0 million in a collateral account as part of posting an appeal bond in response to the legal judgment. This amount is included in restricted cash equivalents. Plaintiffs' motion for attorney fees, whereby they seek a determination that the Company is liable to reimburse them for some $7 million in attorneys' fees and related litigation costs has been held in abeyance by the Court which may, but is not required to, reserve its decision until after the case is decided on appeal. On June 16, 1998 plaintiffs filed a motion in the District Court which seeks to require the Company to escrow or otherwise restrict additional cash to secure a possible award of attorneys fees currently estimated at $8.0 million. The Company intends to vigorously oppose the motion, but there is no way to predict how the District Court will proceed in respect thereof. As discussed under "Investment Considerations - Legal Proceedings," plaintiffs' earlier filed motion seeking an award of attorneys fees has been held in abeyance by the District Court which may, but is not required to, reserve decision on it until after the case is decided on appeal. The ultimate amount of loss, if any, and the ultimate amount of future expenses incurred in pursuing this litigation, may vary significantly from the amount accrued.

         There have been two jury trials in the case. In the first trial, a jury on August 4, 1995, found in favor of the Company on all counts. The verdict stated that the four patents then in suit were not infringed by the Company's manufacture, use and sale of the CEPRATE(R) SC system or the CEPRATE(R) LC system. Additionally, the jury found that the claims of the patents asserted against the Company were invalid.

         Post-trial motions were filed and, on July 1, 1996, the District Court partially granted plaintiffs' motion for judgment as a matter of law as to the issues of infringement, inducement of infringement and enablement with respect to U.S. Patent No. 4,965,680, as well as the issue of induced infringement with respect to U.S. Patent No. 5,130,144. The District Court ordered a new trial on remaining liability and infringement issues.

         In a series of decisions preceding the new trial, the District Court granted summary judgment motions by the plaintiffs to dismiss the Company's remaining liability and infringement defenses with respect to two of the patents at issue. Plaintiffs moved to withdraw the other two patents from suit, which motion was granted upon plaintiffs' undertaking that they would not accuse any present product of the Company of infringing those patents.

         A second jury trial was held in March, 1997, at which the jury was instructed to the effect that the District Court had already determined that the Company infringed the two patents remaining in suit, that its defenses had been dismissed, and that the jury was bound by those determinations. Hence, the jury at the second trial heard evidence and arguments only as to the amount of damages to be awarded and as to whether the Company's conduct had been willful. On March 11, 1997, the jury rendered a verdict finding willfulness and awarding some $2.3 million in damages to plaintiffs.

         On July 24, 1997, a permanent injunction was entered by the District Court. The injunction is complex in form, but it generally prohibits the Company (subject to a stay hereinafter described) from making, using and selling products in the U.S. which utilize the anti-stem-cell monoclonal antibody that is essential to the Company's principal products as they are presently constituted, and from conducting certain research activities in the U.S. during the term of the patents. In the U.S., the injunction is subject to a partial stay which by its terms permits the Company to continue selling its principal product (CEPRATE(R) SC disposable kits) until such time as another stem cell immunoseparation product manufactured and sold under a license to the patents in dispute gains approval from the FDA, an event which plaintiffs had contended would probably occur before the end of 1997 but which has not yet occurred and may take significantly longer. Thereafter, if the permanent injunction remains in effect in its current form, the Company would have to phase out sales of the CEPRATE(R) SC System over a three-month period, except that the Company would be permitted to continue supplying product to support certain U.S. clinical trials commenced before the time an alternative device wins FDA approval. Outside the U.S., the partial stay allowed by the District Court required the Company to phase out over a one-year period its exports of disposable kits containing U.S. sourced antibody alleged to infringe plaintiffs' patents and to prohibit sales of such kits to new customers. The Company filed a motion for stay of the permanent injunction with the U.S. Court of Appeals for the Federal Circuit (the "Appeals Court") seeking, among other things, to eliminate certain restrictions on sales outside the U.S. On January 30, 1998, the Appeals Court granted a stay of the international phase-out pending review of the case on appeal. Under the partial stay as modified by order of the District Court dated February 27, 1998, commercial sales and cost recovery sales of disposable kits sold under the partial stay are subject to a requirement that the Company pay plaintiffs $1,075 and $750 per kit, respectively, and $5,000 per CEPRATE(R) SC Instrument System sold or installed at a new commercial site. Subsequent to January 30, 1998, the further stay issued by the Appeals Court requires that net revenues from international sales of the CEPRATE(R) SC System be deposited in an escrow account pending further action by the Appeals Court. The permanent injunction has forced the Company to terminate substantially all sales of the CEPRATE(R) LC34 Laboratory Cell Selection System.

         The Company has appealed the District Court judgment and the second jury's verdict to the Appeals Court. The case has been fully briefed, and on May 5, 1998, oral arguments were heard by the Appeals Court. The Company has urged in its briefs that reversible errors were made by the District Court in granting judgment as a matter of law and summary judgment on infringement and patent validity issues, that the second jury's willfulness verdict was the result of erroneous instructions and evidentiary rulings, and that the first jury's verdict should be reinstated and judgment entered thereon. There is no way to know when the Appeals Court will issue its decision in the case.

         The antitrust and unfair competition claims filed by CellPro against the plaintiffs have been stayed pending completion of the patent litigation.

         The Company may incur substantial expenses in excess of the amount accrued at March 31, 1998 in connection with this litigation. These expenses could have a material adverse effect on the Company's results of operations and financial position in future periods.

CLASS ACTION LAWSUIT

         On March 16, 1998, a lawsuit was filed in the United States District Court for the Western District of Washington against the Company, certain of the Company's officers and directors, and a law firm (together "defendants") that issued certain legal opinions in respect of the patents which are the subject of the legal proceedings described under "Investment Considerations - Legal Proceedings." The lawsuit, which purports to be brought on behalf of persons who purchased CellPro stock between March 10, 1995 and July 28, 1997, alleges the defendants violated Sections 10(b) (including Rule 10b-5) and 20(a) of the Securities Exchange Act as well as certain provisions of Washington state and common law. On March 27, 1998, plaintiffs filed a virtually identical complain in the same district. On May 12, 1998, the court granted a motion consolidating the two cases before the same judge. The consolidated case is captioned In re:
CellPro, Inc. Securities Litigation. Master File No. C98-298Z.

         On May 8, 1998, a group of plaintiffs moved to be appointed lead plaintiffs and are awaiting the court's decision on that motion. Plaintiffs and defendants have stipulated to a schedule for filing and responding to a consolidated amended complaint and for filing a motion for class certification.

         Defendants believe these cases are without merit and intend to defend these actions vigorously.


(b) No material legal proceedings were terminated in the fourth quarter of fiscal 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1998.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         CellPro common stock trades on the Nasdaq Stock Market under the symbol CPRO. As of March 31, 1998, there were approximately 313 holders of record of the Company's common stock. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain future earnings and capital for use in its business.

         The following table sets forth the range of high and low sales prices of the Common Stock as quoted on the Nasdaq Stock Market for the fiscal years ended March 31,1998 and 1997.

           1998                   High                   Low
        4th Quarter              5.125                 2.1875
        3rd Quarter              4.750                 2.0000
        2nd Quarter              6.000                 2.3750
        1st Quarter              8.250                 4.1250

           1997                   High                   Low
        4th Quarter              13.000                 6.125
        3rd Quarter              15.500                10.000
        2nd Quarter              17.250                10.750
        1st Quarter              20.000                15.000

ITEM 6.  SELECTED FINANCIAL DATA

                STATEMENT OF OPERATIONS DATA:

                                                              YEARS ENDED MARCH 31,
                                ------------------------------------------------------------------------------------
                                   1998              1997              1996              1995             1994
Product sales                   $ 10,730,201      $  9,515,984      $  6,801,985      $  4,215,910      $  1,365,374
Related party revenue                   --                --           6,000,000              --                --
Contract revenue                     291,059           146,390            41,600              --           2,933,000
                                ------------      ------------      ------------      ------------      ------------

             Total revenues       11,021,260         9,662,374        12,843,585         4,215,910         4,298,374
                                ------------      ------------      ------------      ------------      ------------

Costs and expenses:
  Cost of product sales            4,993,462         5,161,389         3,723,421         2,429,573         1,266,840
  Other cost of sales              3,059,678              --                --                --                --
  Research and development        13,817,562        16,243,501        16,474,133        15,417,405         9,944,617
  Selling, general & admin        13,671,379        15,379,650        12,515,870         9,177,505         6,224,706
  Litigation provision                  --          17,000,000              --                --           3,926,530
                                ------------      ------------      ------------      ------------      ------------

   Total costs and expenses       35,542,081        53,784,540        32,713,424        27,024,483        21,362,693
                                ------------      ------------      ------------      ------------      ------------

       Loss from operations      (24,520,821)      (44,122,166)      (19,869,839)      (22,808,573)      (17,064,319)
                                ------------      ------------      ------------      ------------      ------------

Other income (expense):
  Interest income                  2,243,567         3,590,157         4,164,218         3,766,173         2,178,817
  Interest expense                   (25,429)          (46,053)          (86,718)         (157,034)         (205,838)
  Other, net                        (221,703)         (337,322)          139,679           213,479           (30,052)
                                ------------      ------------      ------------      ------------      ------------

         Total other income        1,996,435         3,206,782         4,217,179         3,822,618         1,942,927
                                ------------      ------------      ------------      ------------      ------------

                   Net loss     $(22,524,386)     $(40,915,384)     $(15,652,660)     $(18,985,955)     $(15,121,392)
                                ============      ============      ============      ============      ============

Net loss per share              $      (1.55)     $      (2.84)           $(1.13)     $      (1.45)     $      (1.27)
                                ============      ============      ============      ============      ============

Weighted average number of
  shares outstanding
  during the period               14,531,472        14,421,908        13,847,929        13,059,985        11,936,094
                                ============      ============      ============      ============      ============

                BALANCE SHEET DATA:

                                                                     AS OF MARCH 31,
                                ------------------------------------------------------------------------------------
                                   1998              1997             1996              1995              1994
Cash, cash equivalents          $ 20,209,344      $ 54,043,175      $ 74,143,851      $ 64,649,630      $ 95,505,030
   and marketable
   securities
Total assets                      49,844,146        76,123,697        97,941,349        89,512,935       110,616,321
Long-term debt, net of
   current portion                   233,852           152,943           208,001           486,428           754,719
Total stockholders' equity        30,504,996        52,780,648        92,213,233        80,760,680        99,376,207

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements is contained herein under the caption "Investment Considerations" for the fiscal year ended March 31, 1998, and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any such forward-looking statements or comment on the reasons why actual results may differ therefrom.

         Since the commencement of operations in 1989, the Company has primarily engaged in developing, manufacturing and marketing proprietary continuous-flow, cell-selection systems. These systems may be used for a variety of therapeutic, diagnostic and research applications. On December 6, 1996, the U.S. FDA granted marketing approval for CellPro's CEPRATE(R) SC System for purification of stem cells for autologous bone marrow transplantation. The FDA has notified the Company that its application to expand the use of the CEPRATE(R) SC System to include autologous transplantation of stem cells derived from peripheral blood is approvable. The CEPRATE(R) SC System, the CEPRATE(R) TCD System and the CEPRATE(R) CD4 System have received marketing approval throughout the 18-nation European Economic Area and the CEPRATE(R) SC System is approved in Canada.

         The Company's activities have been funded primarily by raising approximately $153 million through the sale of Common Stock in two public offerings and two private offerings, and $9.7 million through private sales of Preferred Stock prior to the Company's initial public offering. The Company has been unprofitable since inception and expects to incur additional operating losses for at least the next few years. For the period from inception to March 31, 1998, the Company incurred a cumulative net loss of approximately $139.1 million.

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

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 1998, 1997, AND 1996

PRODUCT SALES

         Product sales increased to $10.7 million in the fiscal year ended March 31, 1998 ("fiscal 1998"), from $9.5 million in the fiscal year ended March 31, 1997 ("fiscal 1997"), and $6.8 million in the fiscal year ended March 31, 1996 ("fiscal 1996"). Additional sales of the CEPRATE(R) SC System were primarily responsible for the increase.

         European sales decreased 19%, to $5.5 million, in fiscal 1998, from $6.8 million in fiscal 1997. CEPRATE(R) SC System unit sales for fiscal 1998 were 10% lower than for fiscal 1997. The dollar denominated decrease exceeds the decrease in unit sales due to lower European average selling prices. The Company competes with two other companies who market stem cell selection devices in Europe. The Company believes that the injunction discussed previously (see "Investment Considerations - Legal Proceedings," above) has weakened its competitive position. The fiscal 1997 European sales represented a 26% increase from fiscal 1996 sales of $5.3 million with a 41% increase in CEPRATE(R) SC System units sold. These sales are denominated in various European currencies. As a result, product sales have been and will continue to be affected by changing currency exchange rates.

         During January 1997, the Company commenced commercial shipments of the CEPRATE(R) SC System in the U.S. Beginning in fiscal 1996, the product had been offered for sale, on a limited basis, for investigational use in the U.S. under a cost recovery program. The CEPRATE(R) SC System is also available for sale in Canada and key Latin American and Asia-Pacific countries. During fiscal 1998, 1997 and 1996, combined U.S. and export sales to Asia-Pacific, Canada and South America totaled $5.3 million, $2.7 million, and $1.5 million, respectively. The increase between 1998 and 1997 resulted from increased U.S. commercial sales of the CEPRATE(R) SC System. The increase between 1997 and 1996 resulted from increased cost recovery and export sales of CEPRATE(R) SC Systems, and initial commercial sales in the U.S.

RELATED PARTY REVENUES

         Related party revenue for fiscal 1996 consisted of $6 million for research and development services provided by the Company during the fiscal 1996 and fiscal 1995. The related research costs were expensed as incurred and included in research and development. The payment amount was a negotiated settlement as part of a modification of business arrangements between CellPro and Corange International Limited ("Corange") previously established in December 1993. See also Note 11 to the financial statements entitled "Collaboration Agreements."

COST OF PRODUCT SALES

         Cost of product sales was $5.0 million, $5.2 million, and $3.7 million for fiscal 1998, 1997, and 1996, respectively. The Company's gross margin percentage improved from fiscal 1997 to fiscal 1998. The mix of U.S. sales of the CEPRATE(R) SC Systems increased significantly during fiscal 1998 contributing to the higher gross margin. The gross margin was relatively consistent from fiscal 1996 to fiscal 1997. The strength in the U.S. dollar reduced the average European selling price for the Company's products, which was offset by lower European distribution costs. During the quarter ended December 31, 1996, the Company discontinued a contract distribution arrangement in Europe and began distributing its products directly.

OTHER COST OF SALES

      Other cost of sales in fiscal 1998 represents the amount due to plaintiffs for the period March 12, 1997 through March 31, 1998, pursuant to the injunction described under the heading "Investment Considerations - Legal Proceedings."

RESEARCH AND DEVELOPMENT

         Research and development expenses totaled $13.8 million in fiscal 1998, compared to $16.2 million in fiscal 1997 and $16.5 million in fiscal 1996. The decrease in research and development was due to restrictions on the Company's research projects as a result of the injunction described above under the heading "Investment Considerations - Legal Proceedings." In addition, the Company's second Phase III clinical trial, which was completed in fiscal 1997, contributed to higher research and development in fiscal 1996 and fiscal 1997. Additional information on research and development may be found above in the section entitled "Product Development Programs," above.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses totaled $13.7 million, $15.4 million and $12.5 million in fiscal 1998, 1997 and 1996, respectively. The decrease from fiscal 1997 to fiscal 1998 resulted from lower administrative expense attributable to legal fees. Fiscal 1998 legal fees related to on-going patent litigation have been charged against an accrual established at the end of fiscal 1997. This was partially offset by higher sales and marketing expenses which resulted from expansion of the U.S. sales force. European sales and marketing expenses declined slightly due primarily to restrictions on the ability to provide free product samples for promotional purposes. These restrictions resulted from the injunction. The increase from fiscal 1996 to fiscal 1997 resulted from higher legal fees and increased sales and marketing expenses. Higher legal fees were incurred to defend the Company in on-going patent litigation. Increased sales and marketing expenses resulted from expanded commercialization activities for the CEPRATE(R) SC System in the U.S., Europe, the Middle East, Canada, Asia/ Pacific and Latin America.

INTEREST INCOME

         The Company generated $2.2 million, $3.6 million and $4.2 million of interest income during the fiscal years ended March 31, 1998, 1997 and 1996, respectively. The decrease from fiscal 1997 to fiscal 1998 as well as the decrease from fiscal 1996 to fiscal 1997 was due to lower average cash balances available for investment.

LITIGATION PROVISION

         The $17 million litigation provision in fiscal 1997 represents an accrual to cover potential losses from, and future expenses for pursuing, ongoing patent litigation in which the Company is accused of infringing two patents owned by The Johns Hopkins University and licensed to Baxter Healthcare Corporation and Becton Dickinson & Company (Hopkins, Baxter and Becton hereinafter being collectively referred to as "plaintiffs"). While management believes its appeal of the rulings entered against the Company is meritorious, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. The provision was recorded in recognition of the fact that adverse court rulings on liability, and an adverse jury verdict, had been rendered in the District Court. The District Court judgment was entered July 24, 1997. The ultimate amount of loss, if any, and the ultimate amount of future expenses incurred in pursuing this litigation, may vary significantly from the amount accrued. For detailed discussion of the litigation see "Investment Considerations Legal Proceedings," above

      The above factors resulted in net operating losses of $22.5 million, $40.9 million and $15.7 million in fiscal 1998, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through the sale of Common Stock and Preferred Stock and generation of interest income. Through March 31, 1998, the Company has raised $73.3 million through two public offerings, $79.7 million through two private offerings of Common Stock, and $9.7 million from the sale of Preferred Stock. The Company has also generated $18.9 million in interest income.

         As shown in the Consolidated Statement of Cash Flows, the Company used $24.2 million of its cash, cash equivalents and securities available for sale in operations in fiscal 1998, compared to $20.5 million in fiscal 1997. The most significant factors causing the increase were related to on-going patent litigation.

         During fiscal 1998, an injunction was entered against the Company. As a result of the injunction, the Company is currently required to pay plaintiffs a substantial portion of its gross margin from the sale or other placement of the CEPRATE(R) SC Instrument System and from the sale of disposable kits for use in the CEPRATE(R) SC System, its principal product, as a condition for a partial stay of the injunction. These payments to the plaintiffs for disposable kits manufactured or sold in the U.S. will continue as long as the partial stay of the injunction remains in force. On January 30, 1998, a further stay was issued by the Appeals Court of the international phase-out provisions of the injunction. Pursuant to this further stay, the Company must deposit its net revenues from CEPRATE(R) SC System disposable kit sales outside the U.S. in an escrow account pending further action by the Appeals Court.

         The Company expects to incur substantial expenses in support of ongoing research and development activities, including the costs of preclinical and clinical studies, expansion of manufacturing activities and new product development. Selling, general and administrative expenses are expected to increase as the Company expands its sales and marketing organization, continues to pursue ongoing litigation, and expands administrative activities. In addition, the Company is obligated to pay royalties to the Hutchinson Center as discussed above in the section entitled "Collaborative, License and Technology - Related Agreements - Fred Hutchinson Cancer Research Center." The Company expects to pay these royalties from its gross profit on product sales.

         At March 31, 1998, the Company had $20.2 million in cash, cash equivalents and securities available for sale with which to fund continuing operations. The Company has projected that these resources will be insufficient to continue the Company's operations, as currently conducted, through March 31, 1999 unless one or more events occur as discussed below.

         The Company is currently involved in on-going patent litigation as previously described in "Investment Considerations - Legal Proceedings." The Company is operating under a partial stay of an injunction issued by the District Court and modified by the Appeals Court. This litigation and the injunction have had a material adverse effect on the Company's financial position, results of operation and cash flows.

         During August 1997 the Company placed $9 million in a collateral account as part of posting an appeals bond. This cash is not currently available to the Company and is included in restricted cash equivalents at March 31, 1998.

         In addition, the Company must deposit revenues from international sales of its principal product in an escrow account, pursuant to a stay of certain provisions of the injunction granted by the Appeals Court. Approximately $0.2 million is included in restricted cash equivalents at March 31, 1998 pursuant to this requirement. This cash is not currently available to the Company.

         The injunction also requires that the Company pay a substantial portion of its revenues to plaintiffs. As of March 31, 1998, approximately $3.1 million had been paid or accrued as a liability as a result of this requirement.

         The $9.2 million included in restricted cash equivalents will not be available to the Company unless the Appeals Court rules in the Company's favor or, in certain circumstances, remands the case to the District Court for further proceedings. Additionally, the substantial payments which the Company is required to make to plaintiffs will continue unless the Appeals Court rules in the Company's favor or, in certain circumstances, remands the case to the District Court for further proceedings. In the event of a ruling in favor of the Company, the $9.2 million in restricted cash would become available to fund operations, and in the event of an order remanding the case to the District Court for further proceedings, the Company expects that a minimum of $6.0 million of such $9.2 million would likewise become available to fund operations. In addition, in either event, the Company would likely begin proceedings to recover the amounts previously paid to plaintiffs pursuant to the injunction and to discontinue such payments in the future. In the event all, or such portion as described above, of the $9.2 million becomes available to fund operations in the near future, plus such amounts, if any, as the Company may recover from the plaintiffs, the Company believes it would have sufficient additional resources to continue operations through March 31, 1999.

         There is no way to know when the Appeals Court will issue its decision in this case. While the Company believes its appeal of the rulings entered against the Company is meritorious, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome.

         The Company is in the process of investigating the feasibility of raising approximately $10 million in additional capital. However, this process has been delayed as a result of a motion filed by plaintiffs on June 16, 1998 which seeks to require the Company to escrow or otherwise restrict additional cash to secure a possible award of attorneys fees currently estimated at $8.0 million. The Company believes that if the motion is denied or held in abeyance by the District Court, or stayed by the Appeals Court, it should be able to raise such additional capital.

         There is no way to predict the outcome of plaintiffs' June 16 motion. As discussed under "Investment Considerations - Legal Proceedings," plaintiffs' earlier filed motion seeking an award of attorneys fees has been held in abeyance by the District Court which may, but is not required to, reserve decision on it until after the case is decided on appeal. Additionally, there can be no assurance that additional capital will be available to the Company on acceptable terms, or at all, particularly in the event that plaintiffs prevail in their request that the Company secure a potential award of attorneys' fees.

         The preceding forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. In particular, any requirement to segregate significant additional amounts in connection with ongoing patent litigation would have a material impact on this projection. In addition, the amount and timing of working capital resources consumed will depend on the Company's level of product sales, the timing and extent of sales and marketing expenditures, including those incurred in support of product launches, the progress of ongoing research and development, particularly its efforts to develop an alternative antibody for use with the CEPRATE(R) SC System, the results of preclinical testing and clinical trials, the rate at which operating losses are incurred, the execution of any collaborative research and development agreements, product marketing or licensing agreements, or other corporate partner arrangements, the FDA regulatory process, the impact of the injunction on the Company's ability to sell its products or retain its profits on such product sales, costs incurred in connection with relocating antibody manufacturing operations for the Company's products outside the U.S., and ultimately the outcome of continuing patent litigation, as discussed above, and other factors, many of which are beyond the Company's control.

FORWARD LOOKING INFORMATION

         Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), the Company provides the following "forward-looking statements," as such term is defined in the Reform Act. Readers are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ from those contained in such forward-looking statements. These forward-looking statements are subject to the availability of capital resources.

         During the year ending March 31, 1999 ("fiscal 1999"), the Company expects to continue its sales and marketing efforts to launch the CEPRATE(R) SC System in the U.S. and market additional products in Europe. In addition, the Company will continue clinical trials of the CEPRATE(R) TCD System in the U.S. The CEPRATE(R) TCD System is used to deplete additional T cells from transplant products initially concentrated using the CEPRATE(R) SC System. This additional T-cell depletion is believed to be important in allogeneic (donor-derived) stem cell transplants, such as those used in treating leukemia, particularly where mis-matched donors are used. Also, the Company intends to continue additional clinical trials, including the Phase I/II clinical trial of the CEPRATE(R) B-Cell Depletion System in the U.S. and a European Phase III clinical trial utilizing the CEPRATE(R) SC System for tumor purging and autologous transplantation of stem cells derived from peripheral blood.

         These sales and marketing efforts, together with the anticipated availability of additional products, may result in double-digit sales growth for fiscal 1999. However, the Company's ability to sell its principal products, and conduct clinical trials, may be severely and permanently curtailed due to the injunction granted against the Company's products pursuant to the on-going patent litigation as described previously, under the heading "Investment Considerations - Legal Proceedings."

         Research and development directed at discovering and developing new cellular therapy products is expected to continue in fiscal 1999. These products include dendritic cell selection for immunization against cancer and a tumor cell enrichment product for use in detecting minimal residual disease in cancer patients. Additional information on research and development may be found above in the section entitled "Product Development Programs." These research and development initiatives are subject to the availability of funding which could be negatively impacted by a number of factors, some of which have been discussed above under "Liquidity and Capital Resources."

YEAR 2000

         The Year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year. Accordingly, computer systems that have time sensitive calculations may not properly recognize the year 2000. The company has conducted an initial review of its computer systems to identify those areas that could be affected by Year 2000 noncompliance. Based on this initial review, the Company presently believes that, with certain modifications to existing software and selective conversion to new software, the Year 2000 problem will not significantly disrupt the Company's operations. The cost of such modifications, in excess of normal on-going system migration, is not expected to be material. The Company cannot predict the impact which would result if other entities with whom the Company does business fail to address and correct their Year 2000 issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                           INDEX TO FINANCIAL STATEMENTS

         FINANCIAL STATEMENTS                                                   PAGE IN FORM 10-K
         Report of Independent Accountants                                              38

         Consolidated Balance Sheets at March 31, 1998 and 1997                         39

         Consolidated Statements of Operations for the years ended March 31,            40
         1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity for the years ended            41
         March 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended March 31,            42
         1998, 1997 and 1996

         Notes to Consolidated Financial Statements                                     43-56

         All financial statement schedules have been omitted since this information is not required or because the information required is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of CellPro, Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of CellPro, Incorporated at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17, the Company has had recurring negative cash flow from operating activities and is involved in significant ongoing litigation which has negatively impacted available cash. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
Seattle, Washington
May 21, 1998, except for Note 17 as to which the date is July 10, 1998

CELLPRO, INCORPORATED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1997

                                       ASSETS                                  1998                1997
Current assets:
   Cash and cash equivalents                                               $  12,463,465      $  15,052,804
   Securities available for sale                                               7,745,879         38,990,371
   Trade receivables                                                           2,711,342          3,158,729
   Inventories                                                                 6,663,345          5,078,257
   Other current assets                                                          554,720            548,558
                                                                           -------------      -------------

         Total current assets                                                 30,138,751         62,828,719

Property and equipment, net                                                   10,346,372         13,183,854
Restricted cash equivalents                                                    9,220,296               --
Other assets                                                                     138,727            111,124
                                                                           -------------      -------------

         Total assets                                                      $  49,844,146      $  76,123,697
                                                                           =============      =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                       $      78,714      $     149,750
   Accounts payable                                                              744,565            991,297
   Accrued liabilities                                                         3,030,415          3,852,349
   Accrual for litigation claim and costs                                     13,722,089         17,000,000
   Other current liabilities                                                     119,671               --
                                                                           -------------      -------------

         Total current liabilities                                            17,695,454         21,993,396

Long-term debt, net of current portion                                           233,852            152,943

Other liabilities                                                              1,409,844          1,196,710

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.001 par value; 25,000,000 shares authorized;
     14,601,643 shares and 14,487,313 shares issued and outstanding at
     March 31, 1998 and 1997, respectively                                        14,602             14,487
   Additional paid-in capital                                                169,813,574        169,556,157
   Foreign currency translation                                                 (258,308)          (173,315)
   Net unrealized loss on securities available for sale                           (4,136)           (80,331)
   Accumulated deficit                                                      (139,060,736)      (116,536,350)
                                                                           -------------      -------------

         Total stockholders' equity                                           30,504,996         52,780,648
                                                                           -------------      -------------

              Total liabilities and stockholders' equity                   $  49,844,146      $  76,123,697
                                                                           =============      =============


The accompanying notes are an integral part of the consolidated financial statements.

CELLPRO, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                       1998              1997              1996
Product sales                                     $ 10,730,201      $  9,515,984      $  6,801,985
Related party revenue                                     --                --           6,000,000
Contract revenue                                       291,059           146,390            41,600
                                                  ------------      ------------      ------------

         Total revenues                             11,021,260         9,662,374        12,843,585

Costs and expenses:
   Cost of product sales                             4,993,462         5,161,389         3,723,421
   Other cost of sales                               3,059,678              --                --
   Research and development                         13,817,562        16,243,501        16,474,133
   Selling, general and administrative              13,671,379        15,379,650        12,515,870
   Litigation provision                                   --          17,000,000              --
                                                  ------------      ------------      ------------

         Total costs and expenses                   35,542,081        53,784,540        32,713,424
                                                  ------------      ------------      ------------

         Loss from operations                      (24,520,821)      (44,122,166)      (19,869,839)
                                                  ------------      ------------      ------------

Other income (expense):
   Interest income                                   2,243,567         3,590,157         4,164,218
   Interest expense                                    (25,429)          (46,053)          (86,718)
   Other, net                                         (221,703)         (337,322)          139,679
                                                  ------------      ------------      ------------

         Total other income                          1,996,435         3,206,782         4,217,179
                                                  ------------      ------------      ------------

              Net loss                            $(22,524,386)     $(40,915,384)     $(15,652,660)
                                                  ============      ============      ============

Net loss per share - basic and diluted            $      (1.55)     $      (2.84)     $      (1.13)
                                                  ============      ============      ============

Weighted average number of shares outstanding
   during the period                                14,531,472        14,421,908        13,847,929
                                                  ============      ============      ============



The accompanying notes are an integral part of the consolidated financial statements.

CELLPRO, INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                                                                         Net
                                                                                                                     Unrealized
                                                        Common Stock                                                   Loss on
                                                  ------------------------       Additional         Foreign          Securities
                                                                     Par           Paid-in         Currency           Available
                                                    Shares          Value          Capital         Translation        for Sale
Balance at April 1, 1995                          13,084,652       $13,085       $140,990,564       $   8,760        $(283,423)


Sale of common stock for cash, net                 1,000,000         1,000         24,551,861            --               --
Amortization of stock option expense                    --            --               37,500            --               --
Exercise of stock options                            243,185           243          2,201,590            --               --
Foreign currency translation                            --            --                 --           (58,774)            --
Employee stock purchase plan                          21,096            21            190,476            --               --
Net unrealized gain on securities available
  for sale                                              --            --                 --              --            181,296
Net loss                                                --            --                 --              --               --
                                                  ----------       -------       ------------       ---------        ---------

Balance at March 31, 1996                         14,348,933        14,349        167,971,991         (50,014)        (102,127)

Compensation related to options granted                 --            --              253,332            --               --
Exercise of stock options                            124,125           124          1,169,482            --               --
Foreign currency translation                            --            --                 --          (123,301)            --
Employee stock purchase plan                          14,255            14            161,352            --               --
Net unrealized gain on securities available
  for sale                                              --            --                 --              --             21,796
Net loss                                                --            --                 --              --               --
                                                  ----------       -------       ------------       ---------        ---------

Balance at March 31, 1997                         14,487,313        14,487        169,556,157        (173,315)         (80,331)

Contribution to 401(k) plan                           39,163            39            142,953            --               --
Exercise of stock options                             50,525            51              5,107            --               --
Foreign currency translation                            --            --                 --           (84,993)            --
Employee stock purchase plan                          24,642            25            109,357            --               --
Net unrealized gain on securities available
  for sale                                              --            --                 --              --             76,195
Net loss                                                --            --                 --              --               --
                                                  ----------       -------       ------------       ---------        ---------

Balance at March 31, 1998                         14,601,643       $14,602       $169,813,574       $(258,308)       $  (4,136)
                                                  ==========       =======       ============       =========        =========





                                                       Accumulated
                                                         Deficit              Total
Balance at April 1, 1995                             $ (59,968,306)       $ 80,760,680


Sale of common stock for cash, net                            --            24,552,861
Amortization of stock option expense                          --                37,500
Exercise of stock options                                     --             2,201,833
Foreign currency translation                                  --               (58,774)
Employee stock purchase plan                                  --               190,497
Net unrealized gain on securities available
  for sale                                                    --               181,296
Net loss                                               (15,652,660)        (15,652,660)
                                                     -------------        ------------

Balance at March 31, 1996                              (75,620,966)         92,213,233

Compensation related to options granted                       --               253,332
Exercise of stock options                                     --             1,169,606
Foreign currency translation                                  --              (123,301)
Employee stock purchase plan                                  --               161,366
Net unrealized gain on securities available
  for sale                                                    --                21,796
Net loss                                               (40,915,384)        (40,915,384)
                                                     -------------        ------------

Balance at March 31, 1997                             (116,536,350)         52,780,648

Contribution to 401(k) plan                                   --               142,992
Exercise of stock options                                     --                 5,158
Foreign currency translation                                  --               (84,993)
Employee stock purchase plan                                  --               109,382
Net unrealized gain on securities available
  for sale                                                    --                76,195
Net loss                                               (22,524,386)        (22,524,386)
                                                     -------------        ------------

Balance at March 31, 1998                            $(139,060,736)       $ 30,504,996
                                                     =============        ============



The accompanying notes are an integral part of the consolidated financial statements

CELLPRO, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                    1998                1997                1996
Net loss                                                    $(22,524,386)       $(40,915,384)       $(15,652,660)

Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                3,386,082           3,976,696           3,897,400
  Compensation related to stock options granted                     --               253,332              37,500
  Stock contribution to 401(k) plan                              142,992                --                  --
Changes in:
  Trade receivables                                              447,387            (875,105)         (1,149,451)
  Inventories                                                 (1,585,088)           (693,805)         (1,196,516)
  Other current assets                                            (6,162)              7,346                (596)
  Accounts payable                                              (246,732)           (113,170)         (1,646,414)
  Accrued liabilities and other                                 (489,129)            902,686             847,064
  Accrual for litigation claim and costs                      (3,277,911)         17,000,000          (1,875,322)
                                                            ------------        ------------        ------------

       Net cash used in operating activities                 (24,152,947)        (20,457,404)        (16,738,995)
                                                            ------------        ------------        ------------

Investing activities:
  Purchase of property and equipment                            (548,600)           (656,245)           (742,480)
  Proceeds from sales and maturities of
    securities available for sale                             39,796,642          26,574,876          39,954,694
  Purchase of securities available for sale                   (8,475,955)         (8,475,698)        (49,375,547)
  Purchase of restricted cash equivalents                     (9,220,296)               --                  --
  Change in other assets                                         (27,603)            (41,911)            257,450
                                                            ------------        ------------        ------------

         Net cash provided by (used in) investing
           activities                                         21,524,188          17,401,022          (9,905,883)
                                                            ------------        ------------        ------------

Financing activities:
  Proceeds from long-term debt                                   131,400             104,490              69,700
  Principal payments on long-term debt                          (121,527)           (279,073)           (419,167)
  Net proceeds from issuance of common stock                     114,540           1,330,972          26,945,191
  Other                                                          (84,993)           (123,301)            (58,774)
                                                            ------------        ------------        ------------

         Net cash provided by financing activities                39,420           1,033,088          26,536,950
                                                            ------------        ------------        ------------

         Net decrease in cash and cash equivalents            (2,589,339)         (2,023,294)           (107,928)

Cash and cash equivalents:
  Beginning of period                                         15,052,804          17,076,098          17,184,026
                                                            ------------        ------------        ------------

  End of period                                             $ 12,463,465        $ 15,052,804        $ 17,076,098
                                                            ============        ============        ============


The accompanying notes are an integral part of the consolidated financial statements.

CELLPRO, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       FORMATION AND BUSINESS OF THE COMPANY:

         CellPro, Incorporated and Subsidiaries (the "Company" or "CellPro"), whose operations began in April 1989, is a biotechnology company, specializing in developing, manufacturing, and marketing proprietary continuous-flow, cell-selection systems for use in a variety of therapeutic, diagnostic, and research applications. The Company has formed several subsidiaries to coordinate international marketing and clinical trials. On December 6, 1996, the United States Food and Drug Administration ("FDA") granted marketing approval for the Company's principal product, the CEPRATE(R) SC Stem Cell Concentration System. This product is also approved for use in Canada and has been granted use of the CE (Communaute' Europe'enne) marking, designating full marketing approval throughout the 18-nation European Economic Area.

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

RESTRICTED CASH EQUIVALENTS

         Restricted cash equivalents consists of a deposit in a collateral account as part of posting an appeal bond in response to a legal judgment and an escrow account related to a partial stay of the international provisions of an injunction. See Litigation Provision in Footnote 9.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. The inventories are shown net of applicable valuation allowances.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets (two to five years). Leasehold improvements are amortized on a straight-line basis over the remaining term of the related lease (primarily nine years). Expenditures for maintenance and repairs are charged to expense as incurred.

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

         The Company does not currently utilize hedging transactions related to foreign currency risk since repatriation of earnings, or the Company's investment in its European operations is not anticipated in the near future. Realized gains and losses on foreign currency transactions have not been material.

CREDIT RISK

         The Company extends trade credit terms to their customers based upon a credit analysis. Collateral is not required on accounts receivable. The amounts receivable are shown net of any applicable valuation allowance.

RESEARCH AND DEVELOPMENT EXPENDITURES

         Research and development expenditures are charged to operations as incurred.

NET LOSS PER SHARE

         During the year ended March 31, 1998, the Company adopted the recently issued SFAS No. 128, "Earnings per Share", which established new standards for the computation, presentation, and disclosure of earnings per share ("EPS") for all periods shown. Under this new standard, primary and fully diluted earnings per share were replaced with "Basic" and "Diluted" earnings per share. Basic EPS is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company has a loss from continuing operations, inclusion of potential common shares would be anti-dilutive. Accordingly, such potential common shares have been excluded from the computation of diluted EPS, resulting in the same amount for both basic and diluted EPS.

OTHER COST OF SALES

         Other cost of sales represents the amount due to plaintiffs for the period March 12, 1997 through March 31, 1998, pursuant to a partial stay of an injunction. See Litigation Provision in Footnote 9.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1998 presentation.

3.  SECURITIES AVAILABLE FOR SALE:

         The following table summarizes the Company's securities available for sale at March 31:

                                                                      1998
                                        ------------------------------------------------------------
                                                           Gross           Gross
                                          Fair           Unrealized      Unrealized      Amortized
                                          Value            Gains           Losses           Cost
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies            $  511,825       $     --         $(1,700)       $  513,525

 Corporate debt securities               7,234,054             --          (2,436)        7,236,490
                                        ----------       ----------       -------        ----------

 Total                                  $7,745,879       $     --         $(4,136)       $7,750,015
                                        ==========       ==========       =======        ==========


                                                                      1997
                                        ------------------------------------------------------------
                                                           Gross           Gross
                                          Fair           Unrealized      Unrealized      Amortized
                                          Value            Gains           Losses           Cost
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies           $21,078,265       $    4,665       $(38,973)     $21,112,573

Corporate debt securities               14,419,537            6,375        (38,340)      14,451,502

Certificate of deposit                   3,492,569             --          (14,058)       3,506,627
                                        ----------       ----------       --------       ----------

Total                                  $38,990,371       $   11,040       $(91,371)     $39,070,702
                                       ===========       ==========       ========      ===========

Amortized cost and market value of debt securities at March 31, 1998, by contractual maturity, are shown below:

                                             Market         Amortized
                                             Value            Cost
Contractual Maturity

Due within 1 year                         $7,234,054       $7,236,490
Due after 1 year but within 5 years          511,825          513,525
                                          ----------       ----------

                                          $7,745,879       $7,750,015
                                          ==========       ==========

         There were no material gross realized gains or losses for the years ended March 31, 1998, 1997 and 1996.

4.       INVENTORIES:

         Inventories consisted of the following at March 31:

                                                  1998                   1997
Raw materials                                  $2,040,210             $1,520,000
Work-in-process                                   719,894                918,632
Finished goods                                  3,903,241              2,639,625
                                               ----------             ----------

                                               $6,663,345             $5,078,257
                                               ==========             ==========

5.  PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following at March 31:

                                                  1998                    1997
Laboratory and manufacturing equipment         $  1,756,511        $  2,935,605
Computers                                         1,426,468           1,400,577
Office equipment                                  1,209,409           1,099,020
Furniture                                         1,249,540           1,413,115
Leasehold improvements                           18,204,928          18,198,380
                                               ------------        ------------

                                                 23,846,856          25,046,697
Less accumulated depreciation                   (13,500,484)        (11,862,843)
                                               ------------        ------------

                                               $ 10,346,372        $ 13,183,854
                                               ============        ============

6.       ACCRUED LIABILITIES:

         Accrued liabilities consisted of the following at March 31:

                                                     1998                1997
Litigation costs                               $    250,000        $  1,200,000
Accrued royalties                                   723,177             114,205
Accrued clinical trials costs                       609,896             972,000
Accrued employee compensation and benefits          681,521             567,000
Other                                               765,821             999,144
                                               ------------        ------------

                                               $  3,030,415        $  3,852,349
                                               ============        ============

7.       LONG-TERM DEBT:

         Long-term debt consisted primarily of capital leases with imputed interest rates of 8% to 16%.

         At March 31, 1998, aggregate required principal payments for all long-term debt, including capital lease obligations, for the fiscal years ending March 31 are as follows:

        1999                                            $   78,714
        2000                                               181,597
        2001                                                49,097
        2002                                                 3,158
                                                        ----------
                                                        $  312,566
                                                        ==========

         Property and equipment includes $647,000 and $570,000, at March 31, 1998 and 1997, respectively, of equipment held under capital leases.

         Cash paid for interest for the years ended March 31, 1998, 1997, and 1996 was approximately $25,000, $46,000 and $87,000, respectively.

 8.      OTHER LIABILITIES:

         Other liabilities consist of deferred state sales tax and a note due in April 2000 relating to a collaboration and licensing agreement. The sales tax will be paid in five annual installments beginning December 31, 1998.

 9.      COMMITMENTS AND CONTINGENCIES:

 LEASES

         The Company leases a manufacturing facility under a 60-month noncancelable lease which expires in October 2002. The Company also leases a research and office facility under a 120-month noncancelable lease which expires August 2003. The manufacturing facility lease provides for annual rent increases based upon changes in the Consumer Price Index.

         Under the terms of the leases, the Company is responsible for its share of taxes, insurance and common area charges. The research and office facility lease includes an option to renew with lease payments escalating based on changes in the Consumer Price Index.

         Total rental expense was approximately $1,030,000, $1,100,000 and $1,530,000 for the years ended March 31, 1998, 1997 and 1996, respectively, net of sublease income of $290,000, $418,000 and $303,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

         Future minimum payments on operating leases are summarized as follows:

        Years Ending March 31,
                1999                                    $   808,352
                2000                                        780,173
                2001                                        758,440
                2002                                        756,144
                2003                                        656,784
                Thereafter                                  172,560
                                                        -----------
                                                        $ 3,932,453
                                                        ===========

LITIGATION PROVISION

         At March 31, 1997, the Company established a liability of $17 million (remaining balance at March 31, 1998 of $13,722,089) to cover potential losses from, and future expenses for pursuing, ongoing patent litigation in which the Company is accused of infringing two patents owned by The Johns Hopkins University and licensed to Baxter Healthcare Corporation and Becton Dickinson & Company (Hopkins, Baxter and Becton hereinafter being collectively referred to as "plaintiffs"). While management believes its appeal of the rulings entered against the Company is meritorious, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. The liability was recorded in recognition of the fact that adverse court rulings on liability, and an adverse jury verdict, had been rendered at the District Court (hereinafter defined) level. The U.S. District Court for the District of Delaware, per judge Roderick R. McKelvie (the "District Court") filed its judgment against the Company on July 24, 1997. The District Court granted plaintiffs enhanced damages amounting to approximately $7.2 million and issued an order for permanent injunction against the Company. On August 1, 1997, the Company deposited $9.0 million in a collateral account as part of posting an appeal bond in response to the legal judgment. This amount is included in restricted cash equivalents. Plaintiffs' motion for attorney fees, whereby they seek a determination that the Company is liable to reimburse them for some $7 million in attorneys' fees and related litigation cost has been held in abeyance by the Court which may, but is not required to, reserve its decision until after the case is decided on appeal. On June 16, 1998 plaintiffs filed a motion in the District Court which seeks to require the Company to escrow or otherwise restrict additional cash to secure a possible award of attorneys fees currently estimated at $8.0 million. The Company intends to vigorously oppose the motion, but there is no way to predict how the District Court will proceed in respect thereof. As discussed under "Investment Considerations - Legal Proceedings," plaintiffs' earlier filed motion seeking an award of attorneys fees has been held in abeyance by the District Court which may, but is not required to, reserve decision on it until after the case is decided on appeal. The ultimate amount of loss, if any, and the ultimate amount of future expenses incurred in pursuing this litigation, may vary significantly from the amount accrued.

         There have been two jury trials in the case. In the first trial, a jury on August 4, 1995, found in favor of the Company on all counts. The verdict stated that the four patents then in suit were not infringed by the Company's manufacture, use and sale of the CEPRATE(R) SC system or the CEPRATE(R) LC system. Additionally, the jury found that the claims of the patents asserted against the Company were invalid.

         Post-trial motions were filed and, on July 1, 1996, the District Court partially granted plaintiffs' motion for judgment as a matter of law as to the issues of infringement, inducement of infringement and enablement with respect to U.S. Patent No. 4,965,680, as well as the issue of induced infringement with respect to U.S. Patent No. 5,130,144. The District Court ordered a new trial on remaining liability and infringement issues.

         In a series of decisions preceding the new trial, the District Court granted summary judgment motions by the plaintiffs to dismiss the Company's remaining liability and infringement defenses with respect to two of the patents at issue. Plaintiffs moved to withdraw the other two patents from suit, which motion was granted upon plaintiffs' undertaking that they would not accuse any present product of the Company of infringing those patents.

         A second jury trial was held in March, 1997, at which the jury was instructed to the effect that the District Court had already determined that the Company infringed the two patents remaining in suit, that its defenses had been dismissed, and that the jury was bound by those determinations. Hence, the jury at the second trial heard evidence and arguments only as to the amount of damages to be awarded and as to whether the Company's conduct had been willful. On March 11, 1997, the jury rendered a verdict finding willfulness and awarding some $2.3 million in damages to plaintiffs.

         On July 24, 1997, a permanent injunction was entered by the District Court. The injunction is complex in form, but it generally prohibits the Company (subject to a stay hereinafter described) from making, using and selling products in the U.S. which utilize the anti-stem-cell monoclonal antibody that is essential to the Company's principal products as they are presently constituted, and from conducting certain research activities in the U.S. during the term of the patents. In the U.S., the injunction is subject to a partial stay which by its terms permits the Company to continue selling its principal product (CEPRATE(R) SC disposable kits) until such time as another stem cell immunoseparation product manufactured and sold under a license to the patents in dispute gains approval from the FDA, an event which plaintiffs had contended would probably occur before the end of 1997 but which has not yet occurred and may take significantly longer. Thereafter, if the permanent injunction remains in effect in its current form, the Company would have to phase out sales of the CEPRATE(R) SC System over a three-month period, except that the Company would be permitted to continue supplying product to support certain U.S. clinical trials commenced before the time an alternative device wins FDA approval. Outside the U.S., the partial stay allowed by the Delaware District Court required the Company to phase out over a one-year period its exports of disposable kits containing U.S. sourced antibody alleged to infringe plaintiffs' patents and to prohibit sales of such kits to new customers. The Company filed a motion for stay of the permanent injunction with the U.S. Court of Appeals for the Federal Circuit (the "Appeals Court") seeking, among other things, to eliminate certain restrictions on sales outside the U.S. On January 30, 1998, the Appeals Court granted a stay of the international phase-out pending review of the case on appeal. Under the partial stay as modified by order of the District Court dated February 27, 1998, commercial sales and cost recovery sales of disposable kits sold under the partial stay are subject to a requirement that the Company pay plaintiffs $1,075 and $750 per kit, respectively, and $5,000 per CEPRATE(R) SC Instrument

System sold or installed at a new commercial site after March 11, 1997. Subsequent to January 30, 1998, the further stay issued by the Appeals Court requires that net revenues from international sales be deposited in an escrow account pending further action by the Appeals Court. The permanent injunction has forced the Company to terminate substantially all sales of the CEPRATE(R) LC34 Laboratory Cell Selection System.

         The Company has appealed the District Court judgment and the second jury's verdict to the Appeals Court. The case has been fully briefed, and on May 5, 1998, oral arguments were heard by the Appeals Court. The Company has urged in its briefs that reversible errors were made by the District Court in granting judgment as a matter of law and summary judgment on infringement and patent validity issues, that the second jury's willfulness verdict was the result of erroneous instructions and evidentiary rulings, and that the first jury's verdict should be reinstated and judgment entered thereon. There is no way to know when the Appeals Court will issue its decision in the case.

         The antitrust and unfair competition claims filed by CellPro against the plaintiffs have been stayed pending completion of the patent litigation.

         The course of litigation is inherently uncertain and there can be no assurance of a favorable outcome. The Company expects to continue to make substantial expenditures in connection with this litigation for the foreseeable future which may exceed the amount accrued at March 31, 1998 in connection with this litigation. These expenses could have a material adverse effect on the Company's results of operations, financial position and cash flows in future periods.

         If plaintiffs should succeed both in defending their position on the amended final judgment in the Appeals Court and in their application for an award of attorney fees, then the Company would be required to pay a judgment for damages and fees of approximately $15 million, which would have a substantial adverse impact on the Company's business, prospects, financial condition and results of operations. As discussed previously, the Company has an accrual of $13.7 million as of March 31, 1998 related to potential losses from, and future expenses for pursuing, the litigation.

         If the plaintiffs should succeed in defending the permanent injunction in the form in which it has been entered, then the Company will ultimately be prohibited from selling its principal products as presently constituted, and from conducting certain related research activities, in the U.S. during the term of the patents, and will need to arrange for manufacture of modified products outside the U.S. to the extent it wishes to sell them in markets outside the U.S. This would greatly disrupt the Company's operations and would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Absent a reasonable license or suitable stay of injunction, and in the absence of other alternatives which may or may not be available, the Company would likely find it necessary to file for protection under United States Bankruptcy laws.

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

CLASS ACTION LAWSUIT

         On March 16, 1998, a lawsuit was filed in the United States District Court for the Western District of Washington against the Company, certain of the Company's officers and directors, and a law firm (together "defendants") that issued certain legal opinions in respect of the patents which are the subject of the legal proceedings described above and under the caption "Investment Considerations - Legal Proceedings." The lawsuit, which purports to be brought on behalf of persons who purchased CellPro stock between March 10, 1995 and July

28, 1997, alleges the defendants violated Sections 10(b) (including Rule 10b-5) and 20(a) of the Securities Exchange Act as well as certain provisions of Washington state and common law. On March 27, 1998, plaintiffs filed a virtually identical complain in the same district. On May 12, 1998, the court granted a motion consolidating the two cases before the same judge. The consolidated case is captioned In re: CellPro, Inc. Securities Litigation. Master File No. C98-298Z.

         On May 8, 1998, a group of plaintiffs moved to be appointed lead plaintiffs and are awaiting the court's decision on that motion. Plaintiffs and defendants have stipulated to a schedule for filing and responding to a consolidated amended complaint and for filing a motion for class certification.

         Defendants believe these cases are without merit and intend to defend these actions vigorously.

         The Company has insurance which would cover losses or expenses related to the lawsuit, subject to policy limits.

10.      CAPITAL STOCK:

STOCK OPTION PLAN

         In 1989, the Company adopted a stock option plan (the "Option Plan") administered by a Plan Administrator designated by the Board of Directors. A total of 4,155,000 shares are available for issuance under the Plan. Options issued under the Option Plan are designated as either incentive stock options ("ISOs") or nonqualified stock options. ISOs must be granted to employees at minimum exercise prices equal to the fair market value of common shares at the date of grant. Nonqualified options must be granted at minimum exercise prices at least equal to 50% of fair market value of common shares at the date of grant. Options generally vest over periods ranging from 1 to 4 years and have a term of ten years from the date of grant.

         Stock option information with respect to all of the Company's stock option plans follows:

                                                                         Exercise Price
                                                             --------------------------------------
                                               Shares           Low        High    Weighted-Average
Balance April 1, 1995, unexercised             1,602,350     $   0.10     $ 33.75     $   13.53
   Granted                                       989,733        10.00       18.00         11.50
   Exercised                                   (243,185)         0.10       13.50          9.08
   Forfeited                                   (774,495)         8.00       33.75         17.99
                                             ----------                               ---------
Balance March 31, 1996, unexercised            1,574,403                                  10.78
   Granted                                       513,750         6.48       18.75         12.08
   Exercised                                   (124,125)         0.30       15.75          9.37
   Forfeited                                   (274,132)         6.81       33.00         13.32
                                             ----------                               ---------
Balance March 31, 1997, unexercised            1,689,896                                  10.86
   Granted                                     2,601,183         2.00        8.25          4.97
   Exercised                                    (50,525)         0.10        0.30          0.10
   Forfeited                                 (1,622,812)         2.00       29.75         10.57
                                             ----------                               ---------
Balance March 31, 1998, unexercised           2,617,742                               $    5.40
                                             ==========                               =========

         Pursuant to APB Opinion No. 25, the Company records for financial statement reporting purposes only, compensation expense equal to the difference, on the date of grant, between the grant price and the quoted market price of the Common Stock underlying options granted. Such compensation is amortized to expense over the vesting period of the related options.

         At March 31, 1998, 1997 and 1996, options for a total of 1,464,000, 991,000 and 736,000 shares were exercisable at weighted average prices of $5.97, $9.88 and $9.64, respectively.


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

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see below) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for 1998, 1997 and 1996 is not representative of the pro forma effect on operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to April 1, 1995. Pro forma information in subsequent years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

Years Ended March 31,                   1998           1997           1996
Net loss (in millions)
   As reported                       $  (22.5)      $  (40.9)      $  (15.7)
   Pro forma                            (27.1)         (42.8)         (17.4)

Net loss per share
   As reported                       $  (1.55)      $  (2.84)      $  (1.13)
   Pro forma                            (1.87)         (2.97)         (1.25)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 111% in 1998, and 63.3% in 1997 and 1996; an expected life of 1.57 years in 1998 and 4.33 years in 1997 and 1996; risk-free interest rate of 5.80% in 1998, 6.31% in 1997 and 5.96% in 1996; and no expected dividends.

         These assumptions resulted in weighted-average fair values of $3.16, $6.34 and $5.62 per share for stock options granted in 1998, 1997 and 1996, respectively.

         The following table summarizes information about options outstanding at March 31, 1998:

                                           Options Outstanding                              Options Exercisable
                         ----------------------------------------------------        -------------------------------
                                                                  Weighted -
                                                Weighted -          Average                                Weighted -
                                                 Average           Remaining                                Average
                                                 Exercise         Contractual                               Exercise
   Price Range               Shares               Price              Life                 Shares              Price
  $0.10 - $5.00              446,837               $2.71             7.96                  119,581            $3.34
  $5.31 - $5.31            2,007,686               $5.31             8.04                1,211,262            $5.31
  $5.75 - $20.13             153,219              $13.29             7.01                  122,894           $13.70
 $22.25 - $22.25              10,000              $22.25             6.33                   10,000           $22.25
                           ---------              ------             ----                ---------           ------

  $0.10 - $22.25           2,617,742               $5.40             7.96                1,463,737            $5.97

STOCK PURCHASE PLAN

         The Company established a stock purchase plan (the "Purchase Plan") whereby employees, other than officers, may purchase shares of the Company's Common Stock. The purchase price per share is 85% of the lower of the market value per share of Common Stock determined as of the beginning or end of the six-month purchase period specified in the Purchase Plan. The initial purchase period began April 16, 1992. Through April 15, 1998, the end of the 12th purchase period, a total of 100,339 shares have been acquired by employees through the Purchase Plan. At April 16, 1998, the Company had 49,661 shares available for future issuance under the Purchase Plan.

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

         If, after the rights become exercisable, the Company is acquired in a merger, or other such transaction, or sells 50% or more of its assets or earnings power, each right will entitle its holder to purchase the acquiring company's common shares having a value of twice the Right's exercise price. In addition, if a person, or group, acquires 15%, or more, of the Company's outstanding Common Stock, each Right will entitle its holder (other than the acquirer) to purchase a number of the Company's common shares having a value of twice the Right's exercise price.

11.      COLLABORATION AGREEMENTS:

CORIXA

         Subsequent to the fiscal year ended March 31, 1998, on April 24, 1998, the Company and Corixa Corporation agreed to terminate a multi-year research collaboration and licensing agreement executed by them in December 1995.

         The Company elected to terminate the collaboration in order to conserve capital. The only remaining financial obligation of the Company is payment of a $335,000 note issued in connection with such termination and due in April 2000.

CORANGE

         On July 31, 1995, CellPro and its former corporate partner, Corange, reached a definitive agreement to conclude their collaboration entered into during December 1993. Under the new agreement, Corange paid CellPro $24 million in exchange for one million newly issued shares of CellPro Common Stock and $6 million for prior research and development services. In addition, CellPro agreed to supply Corange, on a non-exclusive basis, with cell separation systems for use in the field of gene medicine. All rights to CellPro's technology previously licensed to Corange have been returned to CellPro, the agreements have been terminated, and the two companies have exchanged releases in settlement of all claims relating to the 1993 agreements. Product sales to Corange approximated $22,000, $100,000 and $85,000 in 1998, 1997, and 1996, respectively.

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amount of cash and cash equivalents at March 31, 1998 and 1997 approximates fair value.

         The Company's securities available for sale are carried at fair market value based on quoted market prices.

         The carrying value of the Company's debt approximates fair value at March 31, 1998 and 1997.

         The fair value of the other liabilities has been estimated at $1,287,600 at March 31, 1998 and $940,000 at March 31, 1997, compared to its balance sheet carrying value of $1,529,515 and $1,196,710 at March 31, 1998 and 1997, respectively.

13.      FEDERAL INCOME TAXES:

         At March 31, 1998, the Company had accumulated net operating loss carryforwards of approximately $121.7 million which expire through 2013. The Company also has cumulative research and development tax credit carryforwards of approximately $4.6 million which expire through 2013. Differences between the tax bases of assets and liabilities and their financial statement amounts are reflected as deferred income taxes based on enacted tax rates. The principal differences in bases result from differing depreciation methods and the changes in various accrued liabilities. The accumulated net operating loss, research and development credit carryforwards and the differences between tax and financial reporting bases of property and equipment and litigation accruals result in net deferred income tax assets of approximately $54.8 million which have been reduced by a valuation allowance of an equal amount.

         The Company's ability to use its net operating losses to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended (the "Code"). These restrictions could limit the Company's future use of its net operating losses if certain stock ownership changes described in the Code occur.

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

15.      EMPLOYEE RETIREMENT PLAN:

         The Company sponsors an Employee Retirement Plan in accordance with
Section 401(k) of the Internal Revenue Code. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees' contributions. The Company contributed 39,163 shares of its common stock to the Plan during the year ended March 31, 1998.

16.      GEOGRAPHIC SEGMENT INFORMATION:

         The Company markets its products internationally through wholly-owned subsidiaries located in Europe and through independent distributors in other export markets. U.S. revenues in the following table include U.S. export sales to customers in foreign countries of $749,000 in 1998 and $864,000 in 1997. A summary of the Company's operations by geographic area follows:

                                                            Years Ended March 31
                                            ----------------------------------------------------
                                                1998                1997                1996
Revenues:
Product sales revenue:
   U.S                                      $  5,279,328        $  2,758,487        $  1,457,534
   Transfers between geographic areas          5,577,246           7,126,090           4,284,645
Contract revenue                                 291,059             146,390              41,600
Related party revenue                               --                  --             6,000,000
                                            ------------        ------------        ------------

         Total U.S.                           11,147,633          10,030,967          11,783,779
   Europe                                      5,450,873           6,757,497           5,344,451
   Eliminations                               (5,577,246)         (7,126,090)         (4,284,645)
                                            ------------        ------------        ------------

         Consolidated revenues              $ 11,021,260        $  9,662,374        $ 12,843,585
                                            ============        ============        ============

Loss from Operations:
   U.S                                      $ 19,247,165        $ 38,911,228        $ 15,193,455
   Europe                                      5,088,952           4,816,326           4,827,805
   Eliminations                                  184,704             394,612            (151,421)
                                            ------------        ------------        ------------

         Total loss from operations         $ 24,520,821        $ 44,122,166        $ 19,869,839
                                            ============        ============        ============


Included in loss from operations for the United States for the year ended March 31, 1997 is an accrual of $17 million related to on-going patent litigation.

                                                                     Years Ended March 31,
                                                     --------------------------------------------------
                                                          1998              1997               1996
Geographic Assets:
  U.S.                                               $ 17,339,113        $18,352,150       $ 20,188,482
  Europe                                                3,397,764          3,430,520          3,620,535
  Eliminations                                           (322,371)           297,852            (11,518)
                                                     ------------        -----------       ------------

                                                       20,414,506         22,080,522         23,797,499
  General corporate assets (principally cash and
    investments)                                       29,429,640         54,043,175         74,143,850
                                                     ------------        -----------       ------------

      Consolidated assets                            $ 49,844,146        $76,123,697       $ 97,941,349
                                                     ============        ===========       ============

17.      LIQUIDITY AND CAPITAL RESOURCES

         The Company had negative cash flow from operating activities of $24.2 million, $20.5 million and $16.7 million for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. At March 31, 1998, the Company had $20.2 million in cash, cash equivalents and securities available for sale with which to fund continuing operations. The Company has projected that these resources will be insufficient to continue the Company's operations, as currently conducted, through March 31, 1999 unless one or more events occur as discussed below.

         The Company is currently involved in on-going patent litigation as previously described in note 9 "Litigation Provision." The Company is operating under a partial stay of an injunction issued by the District Court and modified by the Appeals Court. This litigation and the injunction have had a material adverse effect on the Company's financial position, results of operation and cash flows.

         During August 1997 the Company placed $9 million in a collateral account as part of posting an appeals bond. This cash is not currently available to the Company and is included in restricted cash equivalents at March 31, 1998.

         In addition, the Company must deposit revenues from international sales of its principal product in an escrow account, pursuant to a stay of certain provisions of the injunction granted by the Appeals Court. Approximately $0.2 million is included in restricted cash equivalents at March 31, 1998 pursuant to this requirement. This cash is not currently available to the Company.

         The injunction also requires that the Company pay a substantial portion of its revenues to plaintiffs. As of March 31, 1998, approximately $3.1 million had been paid or accrued as a liability as a result of this requirement.

         The $9.2 million included in restricted cash equivalents will not be available to the Company unless the Appeals Court rules in the Company's favor or, in certain circumstances, remands the case to the District Court for further proceedings. Additionally, the substantial payments which the Company is required to make to plaintiffs will continue unless the Appeals Court rules in the Company's favor or, in certain circumstances, remands the case to the District Court for further proceedings. In the event of a ruling in favor of the Company, the $9.2 million in restricted cash would become available to fund operations, and in the event of an order remanding the case to the District Court for further proceedings, the Company expects that a minimum of $6.0 million of such $9.2 million would likewise become available to fund operations. In addition, in either event, the Company would likely begin proceedings to recover the amounts previously paid to plaintiffs pursuant to the injunction and to discontinue such payments in the future. In the event all or such portion as described above of the $9.2 million becomes available to fund operations in the near future, plus such amounts, if any, as the Company may recover from the plaintiffs, the Company believes it would have sufficient additional resources to continue operations through March 31, 1999.

         There is no way to know when the Appeals Court will issue its decision in this case. While the Company believes its appeal of the rulings entered against the Company is meritorious, the course of litigation is inherently uncertain and there can be no assurance of a favorable outcome.

         The Company is in the process of investigating the feasibility of raising approximately $10 million in additional capital. However, this process has been delayed as a result of a motion filed by plaintiffs on June 16, 1998 which seeks to require the Company to escrow or otherwise restrict additional cash to secure a possible award of attorneys fees currently estimated at $8.0 million. The Company believes that if the motion is denied or held in abeyance by the District Court, or stayed by the Appeals Court, it should be able to raise such additional capital.

         There is no way to predict the outcome of Plaintiffs' June 16 motion. As discussed under "Investment Considerations - Legal Proceedings," plaintiffs' earlier filed motion seeking an award of attorneys fees has been held in abeyance by the District Court which may, but is not required to, reserve decision on it until after the case is decided on appeal. Additionally, there can be no assurance that additional capital will be available to the Company on acceptable terms, or at all, particularly in the event that plaintiffs prevail in their request that the Company secure a potential award of attorneys' fees.

         Because of the matters discussed above, there is substantial doubt as to the ability of the Company to continue as a going concern. Management plans to pursue the appeals process related to the litigation as well as investigate the feasibility of raising additional equity funds. There can be no assurance that the Company will be successful with the appeal or raising additional equity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors and executive officers is included under the caption "Proposal One - Election of Directors-Nominees" of the Company's 1998 Notice of Annual Meeting of Stockholders and Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is included under the caption "Proposal One - Election of Directors - Executive Compensation and Other Information" of the Company's 1998 Notice of Annual Meeting of Stockholders and Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included under the caption "Record Date, Voting and Share Ownership" of the Company's 1998 Notice of Annual Meeting of Stockholders and Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under the caption "Proposal One - Election of Directors - Executive Compensation and Other Information" of the Company's 1998 Notice of Annual Meeting of Stockholders and Proxy Statement and is incorporated herein by reference.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

                           See Index to Consolidated Financial Statements under
Item 8 of this Form 10-K.

         (a)(2)   FINANCIAL STATEMENT SCHEDULES

                           Not applicable.

         (b)      REPORTS ON FORM 8-K

                           Not applicable.

         (c)          EXHIBITS


Number            Exhibit
------            -------
3.1(3)            Restated Certificate of Incorporation.
3.2(3)            Bylaws, as amended.
3.3(10)           Certificate of Designations of Series A Junior Participating
                  Preferred Stock of the Company filed with the Secretary of
                  State of Delaware on May 4, 1995.
4.1               Reference is made to Exhibit 3.1.
4.2               Reference is made to Exhibit 3.2.
4.3(9)            Conformed copy of Rights Agreement dated as of April 21, 1995 between the Company and American Stock Transfer Company.
10.4(1)**         1989 Stock Option Plan and forms of agreements thereunder.
10.5(1)**         1991 Employee Stock Purchase Plan and form of agreement
                  thereunder.
10.9(4)(5)        Exclusive License Agreement dated as of May 11, 1990, by and between the Company and the University of Washington.
10.10(4)(5)       Amended and Restated Antibody License Agreement dated as of
                  August 16, 1991, by and between the Company and the Fred
                  Hutchinson Cancer Research Center including First Amendment to Restated Antibody License Agreement entered into as of
                  April 7, 1993.
10.11(1)(4)       Technology License Agreement dated as of March 23, 1989, by and between the Company and the Fred Hutchinson Cancer
                  Research Center including First Amendment to Technology
                  License Agreement entered into as of April 7, 1993.
10.12(1)          Form of Indemnification Agreement.
10.13(2)          Lease dated November 7, 1991, by and between the Company and
                  Canyon Park Joint Venture I.
10.15(6)          Lease, dated February 24, 1993, by and between the Company and
                  Canyon Park Joint Venture II.

Number             Exhibit
------             -------
10.16(6)           Lease, dated February 24, 1993, by and between the Company and Canyon Park Joint Venture II and WRC Properties, Inc.
10.17(4)(7)        Stock Purchase Agreement dated December 3, 1993 between
                   CellPro, Incorporated and Corange International Limited.
10.18(4)(7)        Registration Rights Agreement dated December 3, 1993 between
                   CellPro and Corange.
10.19(4)(7)        Standstill Agreement dated December 3, 1993 between CellPro and Corange.
10.20(8)           Equipment lease dated March 15, 1994 between the Company and
                   Lease Partners Corporation and related Equipment Schedule.
10.22(4)(10)       Agreement between the Company and Corange International
                   Limited dated April 29, 1995.
10.23(4)(11)       Amendment to Registration Rights Agreement dated July 31,
                   1995 between CellPro and Corange.
10.24(11)          Amendments to Standstill Agreement dated July 31, 1995
                   between CellPro and Corange.
10.25(11)          Limited Release by CellPro dated July 31, 1995.
10.26(4)(11)       Amended and Restated Stock Purchase Agreement dated July 31,
                   1995 between CellPro and Corange.
10.27(11)          Termination Agreement dated July 31, 1995 between CellPro and
                   Corange.
10.28(4)(11)       Supply Agreement dated July 31, 1995 between CellPro and
                   Corange.
10.29(11)          Limited Release by Corange dated July 31, 1995.
10.30*             Agreement dated September 5, 1997, between CellPro and
                   Richard Murdock.
10.31*             Agreement dated September 5, 1997, between CellPro and
                   Larry Culver.
10.32*             Agreement dated September 5, 1997, between CellPro and
                   Joe Tarnowski.
10.33*             Agreement dated September 5, 1997, between CellPro and
                   Cindy Jacobs.
21(12)             Subsidiaries of the Company.
23                 Consent of Independent Accountants. The consent set forth on page 62 is incorporated herein by reference.
24.1               Power of Attorney. The Power of Attorney set forth on page 61 is incorporated herein by reference.
27*                Financial Data Schedule.

----------

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

(6) Incorporated herein by reference from an exhibit to the Company's annual report on Form 10-K (File No. 0-19472) filed with the SEC on June 28, 1993.

(7) Incorporated by reference from an exhibit to Form 8-K filed with the SEC on March 17, 1994.

(8) Incorporated herein by reference from an exhibit to the Company's annual report on Form 10-K (File No. 0-19472) filed with the SEC on June 28, 1994.

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

(12) Incorporated by reference from an exhibit to the Company's annual report on Form 10-K (File No. 0-19472) filed with the SEC on June 26, 1997.

*   Filed herewith.
** This item is a compensatory plan required to be listed as an exhibit to this form pursuant to Item 601(a)(10)(iii) of Regulation S-K.

NOTE: THE GRAPHIC PORTION OF THE CELLPRO LOGO, THE CELLPRO NAME AND THE WORD CEPRATE ARE ALL REGISTERED TRADEMARKS OF CELLPRO.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN BOTHELL, WASHINGTON ON THIS 14TH DAY OF JULY, 1998.


                                       CELLPRO, INCORPORATED



                                       BY: /s/ Richard D. Murdock
                                           -------------------------------------
                                           RICHARD D. MURDOCK
                                           PRESIDENT, CHIEF EXECUTIVE OFFICER
                                           AND DIRECTOR

                                POWER OF ATTORNEY

                  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard D. Murdock and David M. Bishop and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name                                                    Title                                    Date
----                                                    -----                                    ----
/s/ Richard D. Murdock                President, Chief Executive Officer and Director       July 14, 1998
---------------------------------     (Principal Executive Officer)
(Richard D. Murdock)

/s/ David M. Bishop                   Vice President of Finance (Principal Financial        July 14, 1998
---------------------------------     and Accounting Officer)
(David M. Bishop)

/s/ Joseph S. Lacob                   Chairman of the Board                                 July 14, 1998
---------------------------------
(Joseph S. Lacob)

/s/ Kenneth W. Anstey                 Director                                              July 14, 1998
---------------------------------
(Kenneth W. Anstey)

/s/ Larry G. Culver                   Director                                              July 14, 1998
---------------------------------
(Larry G. Culver)

/s/ Joshua L. Green                   Director                                               July 14,1998
---------------------------------
(Joshua L. Green)

/s/ Charles P. Waite, Jr.             Director                                               July 14,1998
---------------------------------
(Charles P. Waite, Jr.)

                       CONSENT OF INDEPENDENT ACCOUNTANTS




Report of Independent Accountants
To the Board of Directors and Stockholders of CellPro, Incorporated

We consent to the incorporation by reference in the Registration Statement of CellPro, Incorporated on Form S-8 (file No. 33-71478) of our report dated May 21, 1998, except for Note 17, as to which the date is July 10, 1998, on our audits of the consolidated financial statements of CellPro, Incorporated as of March 31, 1998 and 1997 for each of the three years in the period ended March 31, 1998, which report is included in this Annual Report on Form 10-K.



PricewaterhouseCoopers LLP
Seattle, Washington
July 10, 1998

                                 EXHIBIT INDEX

Number            Exhibit
------            -------
3.1(3)            Restated Certificate of Incorporation.
3.2(3)            Bylaws, as amended.
3.3(10)           Certificate of Designations of Series A Junior Participating
                  Preferred Stock of the Company filed with the Secretary of
                  State of Delaware on May 4, 1995.
4.1               Reference is made to Exhibit 3.1.
4.2               Reference is made to Exhibit 3.2.
4.3(9)            Conformed copy of Rights Agreement dated as of April 21, 1995 between the Company and American Stock Transfer Company.
10.4(1)**         1989 Stock Option Plan and forms of agreements thereunder.
10.5(1)**         1991 Employee Stock Purchase Plan and form of agreement
                  thereunder.
10.9(4)(5)        Exclusive License Agreement dated as of May 11, 1990, by and between the Company and the University of Washington.
10.10(4)(5)       Amended and Restated Antibody License Agreement dated as of
                  August 16, 1991, by and between the Company and the Fred
                  Hutchinson Cancer Research Center including First Amendment to Restated Antibody License Agreement entered into as of
                  April 7, 1993.
10.11(1)(4)       Technology License Agreement dated as of March 23, 1989, by and between the Company and the Fred Hutchinson Cancer
                  Research Center including First Amendment to Technology
                  License Agreement entered into as of April 7, 1993.
10.12(1)          Form of Indemnification Agreement.
10.13(2)          Lease dated November 7, 1991, by and between the Company and
                  Canyon Park Joint Venture I.
10.15(6)          Lease, dated February 24, 1993, by and between the Company and
                  Canyon Park Joint Venture II.

Number             Exhibit
------             -------
10.16(6)           Lease, dated February 24, 1993, by and between the Company and Canyon Park Joint Venture II and WRC Properties, Inc.
10.17(4)(7)        Stock Purchase Agreement dated December 3, 1993 between
                   CellPro, Incorporated and Corange International Limited.
10.18(4)(7)        Registration Rights Agreement dated December 3, 1993 between
                   CellPro and Corange.
10.19(4)(7)        Standstill Agreement dated December 3, 1993 between CellPro and Corange.
10.20(8)           Equipment lease dated March 15, 1994 between the Company and
                   Lease Partners Corporation and related Equipment Schedule.
10.22(4)(10)       Agreement between the Company and Corange International
                   Limited dated April 29, 1995.
10.23(4)(11)       Amendment to Registration Rights Agreement dated July 31,
                   1995 between CellPro and Corange.
10.24(11)          Amendments to Standstill Agreement dated July 31, 1995
                   between CellPro and Corange.
10.25(11)          Limited Release by CellPro dated July 31, 1995.
10.26(4)(11)       Amended and Restated Stock Purchase Agreement dated July 31,
                   1995 between CellPro and Corange.
10.27(11)          Termination Agreement dated July 31, 1995 between CellPro and
                   Corange.
10.28(4)(11)       Supply Agreement dated July 31, 1995 between CellPro and
                   Corange.
10.29(11)          Limited Release by Corange dated July 31, 1995.
10.30*             Agreement dated September 5, 1997, between CellPro and
                   Richard Murdock.
10.31*             Agreement dated September 5, 1997, between CellPro and
                   Larry Culver.
10.32*             Agreement dated September 5, 1997, between CellPro and
                   Joe Tarnowski.
10.33*             Agreement dated September 5, 1997, between CellPro and
                   Cindy Jacobs.
21(12)             Subsidiaries of the Company.
23                 Consent of Independent Accountants. The consent set forth on page 62 is incorporated herein by reference.
24.1               Power of Attorney. The Power of Attorney set forth on page 61 is incorporated herein by reference.
27*                Financial Data Schedule.

----------

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

(6) Incorporated herein by reference from an exhibit to the Company's annual report on Form 10-K (File No. 0-19472) filed with the SEC on June 28, 1993.

(7) Incorporated by reference from an exhibit to Form 8-K filed with the SEC on March 17, 1994.

(8) Incorporated herein by reference from an exhibit to the Company's annual report on Form 10-K (File No. 0-19472) filed with the SEC on June 28, 1994.

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

(12) Incorporated by reference from an exhibit to the Company's annual report on Form 10-K (File No. 0-19472) filed with the SEC on June 26, 1997.

*   Filed herewith.
** This item is a compensatory plan required to be listed as an exhibit to this form pursuant to Item 601(a)(10)(iii) of Regulation S-K.

NOTE: THE GRAPHIC PORTION OF THE CELLPRO LOGO, THE CELLPRO NAME AND THE WORD CEPRATE ARE ALL REGISTERED TRADEMARKS OF CELLPRO.