Form 10-Q
period 1998-06-30
CELLPRO INCORPORATED
filed 1998-08-21
CIK 878377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File number 0-19472
                                                -------

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

              22215 - 26th Avenue, S.E., Bothell, Washington 98021
            -------------------------------------------------------
                                                         (Zip Code)
                            (Address of registrant's
                          principal executive offices)
                                 (425) 485-7644
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
        (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                                            Outstanding at
                                            July 31, 1998

Common Stock, $0.001 par value              14,633,985

                                                             INDEX


                                                                                                            PAGE
                                                                                                            ----
PART I:           FINANCIAL INFORMATION

Item 1.           Financial Statements:


                  Consolidated Balance Sheets - June 30, 1998
                  and March 31, 1998......................................................................   3

                  Consolidated Statements of Operations -
                      Three months ended June 30, 1998
                      and 1997............................................................................   4

                  Condensed Consolidated Statements of Cash Flows -
                      Three months ended June 30, 1998 and 1997...........................................   5

                  Notes to Consolidated Financial Statements..............................................   6-7


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................   7-15


PART II:          OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................   15

Item 6.           Exhibits and Reports on Form 8-K........................................................   15

                  All other items under Part II are inapplicable or have a negative response and are therefore omitted.


SIGNATURES        ........................................................................................   16

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        JUNE 30, 1998 AND MARCH 31, 1998

                                     ASSETS

                                                                 June 30,                March 31,
                                                                   1998                    1998
                                                               -------------           -------------
                                                                (Unaudited)
Current Assets:
    Cash and cash equivalents                                  $   8,141,847           $  12,463,465
    Securities available for sale                                  5,671,554               7,745,879
    Trade receivables                                              2,857,129               2,711,342
    Inventories                                                    7,412,262               6,663,345
    Other current assets                                             470,620                 554,720
                                                               -------------           -------------

         Total current assets                                     24,553,412              30,138,751

Property and equipment, net                                        9,680,383              10,346,372
Restricted cash equivalents                                        9,977,085               9,220,296
Other assets                                                         144,912                 138,727
                                                               -------------           -------------

         Total assets                                          $  44,355,792           $  49,844,146
                                                               =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                          $     127,950           $      78,714
    Accounts payable                                                 532,394                 744,565
    Accrued liabilities                                            2,950,340               3,030,415
    Accrual for litigation claim and costs                        13,438,001              13,722,089
    Other current liabilities                                        119,671                 119,671
                                                               -------------           -------------

         Total current liabilities                                17,168,356              17,695,454

    Long-term debt, net of current portion                           125,294                 233,852

    Other liabilities                                              1,412,039               1,409,844
                                                               -------------           -------------

         Total liabilities                                        18,705,689              19,339,150
                                                               -------------           -------------

Stockholders' equity:
    Common stock                                                      14,633                  14,602
    Additional paid-in capital                                   169,908,254             169,813,574
    Foreign currency translation                                    (237,622)               (258,308)
    Net unrealized gain(loss) on securities available
         for sale                                                     (9,681)                 (4,136)
    Accumulated deficit                                         (144,025,481)           (139,060,736)
                                                               -------------           -------------
    Total stockholders' equity                                    25,650,103              30,504,996
                                                               -------------           -------------

         Total liabilities and stockholders' equity            $  44,355,792           $  49,844,146
                                                               =============           =============

          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                        Three months ended
                                                                             June 30,
                                                                             --------
                                                                 1998                     1997
                                                                 ----                     ----
Product sales                                                $  2,492,829           $  2,475,311
Contract revenue                                                   95,443                 77,608
                                                             ------------           ------------

         Total revenues                                         2,588,272              2,552,919
                                                             ------------           ------------

Costs and expenses:
    Cost of product sales                                       1,232,677              1,258,805
    Other cost of sales                                           685,324                     --
    Research and development                                    2,841,057              3,490,195
    Selling, general and administrative                         3,191,709              3,536,590
                                                             ------------           ------------

         Total costs and expenses                               7,950,767              8,285,590
                                                             ------------           ------------

         Loss from operations                                  (5,362,495)            (5,732,671)
                                                             ------------           ------------

Other income (expense):
    Interest income                                               349,808                658,896
    Interest expense                                               (6,174)                (7,469)
    Other, net                                                     54,115                   (701)
                                                             ------------           ------------

         Total other income                                       397,749                650,726
                                                             ------------           ------------

                   Net loss                                  $ (4,964,746)          $ (5,081,945)
                                                             ============           ============

Net loss per share - basic and diluted                       $      (0.34)          $      (0.35)
                                                             ============           ============

Weighted average number of common shares
  outstanding during the period - basic and diluted            14,621,040             14,499,738
                                                             ============           ============



          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                       Three months ended
                                                                           June 30,
                                                                           --------
                                                                  1998                   1997
                                                                  ----                   ----
Net cash used in operating
   activities                                                  $(5,591,887)           $(6,206,392)
                                                              ------------           ------------
Investing activities:
    Purchase of property and equipment                             (37,311)              (167,100)
    Proceeds from sales and maturities
        of securities available for sale                         2,068,780             12,310,801
    Purchase of securities available
        for sale                                                        --             (3,299,398)
    Purchase of restricted cash equivalents                       (756,789)                    --
    Change in other assets                                          (6,185)               (60,580)
                                                              ------------           ------------
    Net cash provided by investing activities                    1,268,495              8,783,723
                                                              ------------           ------------

Financing activities:
    Principal payments on
        long-term debt                                             (59,322)                (3,062)
    Issuance of Common Stock, net
        of issuance costs                                           40,409                 60,759
    Other                                                           20,687                (16,761)
                                                              ------------           ------------
Net cash provided by financing activities                            1,774                 40,936
                                                              ------------           ------------
Net (decrease) increase in cash and cash equivalents            (4,321,618)             2,618,267

Cash and cash equivalents:
    Beginning of period                                         12,463,465             15,052,804
                                                              ------------           ------------
    End of period                                             $  8,141,847           $ 17,671,071
                                                              ============           ============



          See accompanying notes to consolidated financial statements.

                          PART I: FINANCIAL INFORMATION

                     CELLPRO, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


1. Basis of Presentation - The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. In the opinion of management, all adjustments necessary for a fair presentation of the interim operating results are reflected herein. All such adjustments are normal and recurring in nature. The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring negative cash flow from operating activities and has recently suffered a significant legal setback related to its appeal of the patent litigation discussed in "Investment Considerations - Legal Proceedings." These matters raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

2. Principles of Consolidation - The consolidated financial statements include the accounts of CellPro, Incorporated (the "Company") and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

3. Restricted Cash Equivalents - Restricted cash equivalents at June 30, 1998 consisted of (i) a $9 million deposit in a collateral account as part of posting an appeal bond in response to a legal judgment and (ii) a $977,085 deposit in an escrow account related to a partial stay of the international provisions of an injunction.

4.   Inventories - Inventories consist of the following:

                                 June 30, 1998        March 31, 1998
                                 -------------        --------------
          Raw materials            $1,461,312          $2,040,210
          Work in process             198,217             719,894
          Finished goods            5,752,733           3,903,241
                                   ----------          ----------
                                   $7,412,262          $6,663,345
                                   ==========          ==========

5. Contingency - As more fully discussed in "Investment Considerations - Legal Proceedings," the U.S. Court of Appeals for the Federal Circuit (the "Appeals Court") has affirmed significant portions of a legal judgment against the Company and a permanent injunction relating to the Company's principal products. The legal judgment included an award of damages in the amount of $7,239,833. In addition, the plaintiffs have petitioned for an award of attorneys fees of approximately $8 million. The Company cannot currently estimate the ultimate amount of loss related to this litigation.

     The June 30, 1998 Balance Sheet includes an accrued liability of $13,438,001 related to this contingency.

6. Supplemental Disclosures of Cash Flow Information - Cash paid for interest was $6,174 for the three months ended June 30, 1998 and $7,469 for the three months ended June 30, 1997. The Company had an unrealized loss on securities available for sale of $5,545 for the three months ended June 30, 1998.

7. Net Loss Per Share - Presentation of basic earnings per share ("EPS") and diluted EPS on the face of the consolidated statements of operations is required for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. However, potential common shares that are considered to be anti-dilutive are excluded from the computation of diluted EPS. Since the Company has a loss from continuing operations, inclusion of potential common shares would be anti-dilutive. Accordingly, such potential common shares have been excluded from the computation of diluted EPS resulting in the same amount for both basic and diluted EPS. Specifically, options to acquire 2.7 million and 2.5 million shares have been excluded from the calculation of diluted EPS for the quarters ended June 30, 1998 and 1997, respectively. Outstanding stock options could potentially dilute EPS in future periods.

8. Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The Company implemented SFAS 130 during the quarter ended June 30, 1998. Comprehensive income includes net loss as shown in the consolidated statement of operations adjusted by certain amounts which are included in stockholders' equity accounts. Net unrealized gains or losses on securities available for sale and foreign currency translation adjustments resulting from the consolidation of foreign operations are the only two adjustments to net loss to arrive at the Company's comprehensive loss. The table below shows comprehensive loss for the periods presented:

                                                                June 30, 1998          June 30, 1997
                                                                -------------          -------------
     Net loss                                                    $(4,964,746)          $(5,081,945)
     Foreign currency translation                                     20,686               (16,761)
     Net unrealized gain (loss) on securities available
         for sale                                                     (5,545)              144,896
                                                                 -----------           -----------
     Comprehensive loss                                          $(4,949,605)          $(4,953,810)
                                                                 ===========           ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are set forth in the section entitled "Investment Considerations," below, in the section entitled "Investment Considerations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any such forward-looking statements or comment on the reasons why actual results may differ therefrom.

Since the commencement of operations in 1989, the Company has primarily engaged in developing, manufacturing and marketing proprietary continuous-flow, cell-selection systems for use in a variety of therapeutic, diagnostic and research applications. As a result of the recent unfavorable outcome of the appeal of the patent litigation, the Company's ability to continue to market its principal products in the U.S. and the rest of the world is in substantial doubt. See "Investment Considerations - Legal Proceedings."

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

PRODUCT SALES

CellPro reported $2.5 million in product sales for the quarter ended June 30, 1998, unchanged from the $2.5 million in product sales for the quarter ended June 30, 1997. Increased sales in the U.S. were offset by decreases in international sales.

U.S. and export sales were $1.5 million in the quarter ended June 30, 1998 compared to $0.9 million for the quarter ended June 30, 1997. The increase is due to U.S. sales of the CEPRATE(R) SC System which was launched in the U.S. during January 1997. Export sales were lower in the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. The Company is operating under an injunction which, among other things, prohibits the Company from selling the CEPRATE(R) SC System to new commercial sites outside the U.S. See "Investment Considerations - Legal Proceedings."

European sales were $1 million for the quarter ended June 30, 1998 compared to $1.6 million for the quarter ended June 30, 1997. This decrease was due to reduced European unit sales and lower average selling prices in the European market. Unit sales have been negatively affected by the injunction discussed above and also below in "Investment Considerations - Legal Proceedings." The lower average selling prices have resulted from the continuing strength of the U.S. dollar.

COST OF PRODUCT SALES

Cost of product sales was $1.2 million and $1.3 million for the quarters ended June 30, 1998 and 1997, respectively. The Company's gross product margin percentage was consistent in the two periods.

OTHER COST OF SALES

Other cost of sales amounted to $685,000 for the quarter ended June 30, 1998 and represents the amount due to plaintiffs pursuant to a partial stay of the injunction described in "Investment Considerations -- Legal Proceedings." The amount is based on the quantity of product sold by the Company, and amounts to $1,075 per CEPRATE(R) SC Disposable Kit sold commercially, $750 per CEPRATE(R) SC Disposable Kit sold on a cost recovery basis and $5,000 for each instrument installed at a new U.S. customer site. These costs will continue as long as the Company continues to sell products pursuant to the partial stay of the injunction.

RESEARCH AND DEVELOPMENT

Research and development expense totaled $2.8 million for the fiscal quarter ended June 30, 1998 and $3.5 million for the fiscal quarter ended June 30, 1997. The decrease was due to the recent termination of a research collaboration under which the Company funded research during the quarter ended June 30, 1997 and the delay or termination of other research programs as a result of restrictions on the Company's ability to perform research and development in the U.S., pursuant to the injunction. See "Investment Considerations - Legal Proceedings."

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased to $3.2 million for the quarter ended June 30, 1998, from $3.5 million for the quarter ended June 30, 1997. The decrease was due to lower administrative expenses related to professional advisors in the 1998 quarter.

INTEREST INCOME

Interest income totaled $350,000 for the fiscal quarter ended June 30, 1998 compared to $659,000 for the quarter ended June 30, 1997. The decrease was due to lower average cash balances available for investment in the 1998 quarter.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. While uncertainty exists concerning the potential effects associated with such compliance, the Company currently does not believe that year 2000 compliance will result in a material adverse effect on its business, financial condition or results of operations. However, there can be no assurance that the Company will not be materially adversely affected as a result of the year 2000 compliance measures or the failure of any such measures.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the sale of Common Stock and Preferred Stock and generation of interest income. Through June 30, 1998, the Company has raised $73.3 million through two public offerings, $79.7 million through two private offerings of Common Stock, and $9.7 million from the sale of Preferred Stock. The Company has also generated

$19.2 million in interest income. As shown in the Condensed Consolidated Statement of Cash Flows, the Company used $5.6 million of its cash, cash equivalents and securities available for sale in operations in the quarter ended June 30, 1998.

At June 30, 1998, the Company had $13.8 million in cash, cash equivalents and securities available for sale with which to fund continuing operations. As a result of the recent unfavorable decision in its patent litigation, the Company does not expect to be able to raise additional capital. The Company has projected that these resources will be exhausted in the very near future and may be exhausted prior to September 30, 1998.

The Company is operating under a partial stay of an injunction issued by the U.S. District Court for the District of Delaware (the "District Court") and modified by the Appeals Court. This litigation and the injunction have had a material adverse effect on the Company's financial condition and prospects, results of operation and cash flows.

During August 1997, the Company placed $9 million in a collateral account as part of posting an appeals bond. This cash is not available to the Company and is included in restricted cash equivalents at June 30, 1998.

In addition, the Company must deposit revenues from international sales of its principal product in an escrow account, pursuant to a stay of certain provisions of the injunction granted by the Appeals Court. Approximately $1 million is included in restricted cash equivalents at June 30, 1998 pursuant to this requirement. This cash is not currently available to the Company.

The injunction also requires that the Company pay a substantial portion of its revenues to plaintiffs in the litigation described below in "Investment Considerations - Legal Proceedings." As of June 30, 1998, approximately $3.7 million had been paid or accrued as a liability as a result of this requirement.

The preceding forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. In particular, any future requirement to segregate significant additional amounts in connection with on-going patent litigation would have a material impact on this projection. In addition, the amount and timing of working capital resources consumed will depend on the nature of the Company's on-going operations, if any.

INVESTMENT CONSIDERATIONS

The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provided a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company and other readers that certain important factors in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal year ending March 31, 1999, and for future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company. Stockholders, prospective investors and other readers should also refer to the more extensive discussion of investment considerations set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 in the section titled "Investment Considerations." Particular attention should be given to the Investment Considerations labeled "Legal Proceedings," "Patents and Proprietary Technology," "Future Capital Needs; Potential Inability to Access Capital Markets; Possible Insolvency" and "Dependence on CEPRATE(R) SC System" in CellPro's annual report.

RISK OF INSOLVENCY

The Company requires substantial working capital to fund its business and operating losses. The Company has experienced negative cash flow from operations since inception and expects to continue to experience negative cash flow from operations for the near-term future. As noted above in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources," the Company's current capital resources are not sufficient to continue to fund the Company's operations through March 31, 1999. If the plaintiffs in the patent litigation described below under "Investment Considerations - Legal Proceedings" prevail on their earlier filed motions to require the Company to pay attorneys fees currently estimated at $8 million, the Company's current capital resources would not be sufficient to fund the Company's operations, as currently conducted, through September 30, 1998. There is no way to predict how the District Court will proceed in respect thereof. It is unlikely that additional financing will be available to the Company, particularly in light of the recent Appeals Court rulings with respect to the patent litigation and the permanent injunction discussed below under "Investment Considerations - Legal Proceedings." Absent a reasonable license from the plaintiffs, or another alternative which may or may not be available, the Company will likely find it necessary to file for protection under the United States Bankruptcy laws.

LEGAL PROCEEDINGS

The Company has been engaged in litigation with The Johns Hopkins University ("Hopkins"), Becton Dickinson & Company ("BD") and Baxter Healthcare Corporation ("Baxter") concerning certain U.S. patents. There have been two jury trials in the case. On August 4, 1995, following the first trial, a unanimous seven-member jury in the District Court, rendered a verdict wholly favorable to the Company relating to the four U.S. patents then in suit, i.e., Patent Nos. 4,714,680, 4,965,204, 5,035,994 and 5,130,144 (hereinafter the '680, '204, '994 and '144 patents), which had been assigned to Hopkins, licensed to BD and sublicensed to Baxter. The '680 patent purports to cover certain suspensions of stem cells in isolation from a mixed cell population; the '204 patent purports to cover hybridomas that produce monoclonal antibodies having certain characteristics relating to stem cells, and to cover such antibodies themselves; the '994 patent purports to cover a method of stem cell isolation using such antibodies; and the '144 patent purports to cover a method of transplanting stem cells in a human patient.

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

In a series of decisions subsequent to the July 1, 1996 order, the District Court granted plaintiffs' summary judgment motion to dismiss the Company's remaining liability and infringement defenses with respect to two of the patents at issue. Plaintiffs moved to withdraw the other two patents (the '994 and '144 patents) from suit, which motion was granted upon plaintiffs' undertaking that they would not accuse any present product of CellPro of infringing those patents.

A second jury trial was held in March 1997, at which the jury was instructed to the effect that the Court had already determined that CellPro infringed the two patents remaining in the suit, that its defenses had been dismissed, and that the jury was bound by those determinations. Hence, the jury at the second trial heard evidence and arguments only as to the amount of damages to be awarded, and as to whether CellPro's conduct had been willful. On March 11, 1997, the jury reached a verdict finding willfulness and awarding approximately $2.3 million in damages to plaintiffs.

After the second jury's verdict the following motions were filed and resolved:

     (1) Plaintiffs' motion for enhanced damages, whereby they asked the Court to treble the jury's damage award, was granted, and on July 24, 1997, final judgment was entered against the Company for $6,961,479.

     (2) Plaintiffs' motion for attorney fees, whereby they seek a determination that the Company is liable to reimburse them for approximately $7 million in attorney fees and related litigation costs, was, at the discretion of the District Court, held in abeyance.

     (3) Plaintiffs' motion for a permanent injunction was granted on July 24, 1997, and such injunction grants relief to plaintiffs (subject to a partial stay), as further described below.

The District Court also dismissed the Company's defense that the patents are unenforceable for misuse by reason of an attempt by the plaintiffs to extend the reach of the patents beyond the territory of the U.S.

On July 24, 1997, a permanent injunction was entered by the District Court. The injunction is complex in form, but it generally prohibits the Company (subject to a stay hereinafter described) from making, using and selling products in the U.S. which utilize the anti-stem-cell monoclonal antibody that is essential to the Company's principal products as they are presently constituted, and from conducting certain research activities in the U.S. during the term of the patents. In the U.S., the injunction is subject to a partial stay which by its terms permits the Company to continue selling its principal product (CEPRATE(R) SC disposable kits) until such time as another stem cell immunoseparation product manufactured and sold under a license to the patents in dispute gains approval from the FDA, an event which plaintiffs had contended would probably occur before the end of 1997 but which has not yet occurred and may take significantly longer. Thereafter, the Company would have to phase out sales of the CEPRATE(R) SC System over a three-month period, except that the Company would be permitted to continue supplying product to support certain U.S. clinical trials commenced before the time an alternative device wins FDA approval. Outside the U.S., the partial stay allowed by the District Court required the Company to phase out over a one-year period its exports of disposable kits containing U.S. sourced antibody found to infringe plaintiffs' patents and to prohibit sales of such kits to new customers. The Company filed a motion for stay of the permanent injunction with the Appeals Court seeking, among other things, to eliminate certain restrictions on sales outside the U.S. On January 30, 1998, the Appeals Court granted a stay of the international phase-out pending review of the case on appeal. Under the partial stay as modified by order of the District Court dated February 27, 1998, commercial sales and cost recovery sales of disposable kits sold under the partial stay are subject to a requirement that the Company pay plaintiffs $1,075 and $750 per kit, respectively, and $5,000 per CEPRATE(R) SC Instrument System sold or installed at a new commercial site after March 11, 1997. Subsequent to January 30, 1998, the further stay issued by the Appeals Court requires that net revenues from international sales be deposited into an escrow account pending further action by the Appeals Court. The injunction has forced the Company to terminate substantially all sales of the CEPRATE(R) LC34 Laboratory Cell Selection System.

On June 16, 1998, plaintiffs filed a motion in the District Court which sought to require the Company to escrow or otherwise restrict additional cash to secure a possible award of attorneys fees which plaintiffs increased their estimation of to $8 million. On July 29, 1998, in connection with such motion, the District Court decided to enjoin the Company from engaging in any transactions outside the ordinary course of business subject to permitted exceptions which include, without limitation, additional equity financings.

On August 11, 1998, the Appeals Court issued its decision on CellPro's appeals from the District Court rulings in the patent litigation. The Appeals Court affirmed the District Court's construction of the claims of the '204 patent, finding that the '204 patent covers all monoclonal antibodies that specifically bind to "the CD34 antigen." As a result, the Appeals Court affirmed the District Court's summary judgment ruling that CellPro's manufacture, use and sale of the
12.8 antibody in the U.S. infringed the '204 patent. The Appeals Court also rejected CellPro's arguments that the District Court had erred in granting summary judgment to plaintiffs regarding the validity of the '204 patent.

As to the other patent in dispute, the '680 patent, the Appeals Court affirmed the District Court's construction of the patent claims, agreeing that the patent covers suspensions of human stem cells containing no more than 10% mature lymphoid and myeloid cells. Based on this construction, the Appeals Court also affirmed the District Court's judgment as a matter of law that CellPro had infringed the '680 patent. The Appeals Court decided, however, that the District Court erred in refusing to consider certain evidence submitted by CellPro when it ruled on summary judgment that the '680 patent was valid. The Appeals Court therefore vacated the District Court's grant of summary judgment on this issue and remanded the question whether the '680 patent is valid to the District Court for further proceedings. This decision allows CellPro to pursue its argument in the District Court that the '680 patent is invalid as anticipated or obvious using certain evidence that the District Court improperly excluded. The Appeals Court, however, took no position on whether it would be proper for the District Court to grant summary judgment of validity on remand even in light of the evidence it previously excluded.

The Appeals Court further decided that the District Court did not commit any reversible error when it upheld the second jury's finding that CellPro willfully infringed the '204 and '680 patents. The Appeals Court found that there was substantial evidence to support the willfulness finding. The Appeals Court also upheld the District Court's decision to award treble damages against CellPro, finding that the District Court adequately justified that award.

In reviewing the scope of the permanent injunction entered by the District Court against CellPro, the Appeals Court agreed with CellPro's argument that the District Court abused its discretion in ordering CellPro to repatriate to the U.S. and then destroy vials of 12.8 hybridoma that CellPro had exported to Canada for use and sale outside the U.S. Accordingly, the Appeals Court vacated those portions of the permanent injunction.

As a result of the Appeals Court decision, CellPro will be free to continue to build its business and operations outside the U.S. using 12.8 antibody produced from the hybridoma that was previously repatriated. But CellPro's U.S. operations are still subject to the terms of the permanent injunction as discussed above. As a result, the Company will ultimately be prohibited from selling its principal products as presently constituted in the U.S.

The Company plans to petition the Appeals Court for reconsideration of the willfulness finding and will also seek clarification of various points within the Appeals Court ruling. One of the clarifications requested will be the amount of damages, since the damages awarded in the District Court include a substantial amount related to foreign operations held to be outside the reach of the patents in question.

Plaintiffs will likely renew their petition in the District Court for an award of approximately $8 million of attorney's fees.

The ultimate amount of damages in this case is not currently estimable. However, the damages could exceed $15 million. This litigation has had and will continue to have a material adverse effect on the Company's results of operations and financial condition and prospects.

CellPro's Board of Directors and management are evaluating all legal and business alternatives in light of the Appeals Court decision, including seeking a commercially reasonable license under the patents at issue from plaintiffs or certain third party licensees. Attempts to negotiate licenses with plaintiffs have not been successful to date, however, and no assurance can be given that plaintiffs would license the patents to CellPro on commercially reasonable terms that would permit commercialization of CellPro's stem cell separation technology, or at all.

CLASS ACTION LAWSUIT

On March 16, 1998, a lawsuit was filed in the U.S. District Court for the Western District of Washington against the Company, certain of the Company's officers and directors, and a law firm that issued certain legal opinions in respect of the patents which are the subject of the legal proceedings described above (together "defendants"). The lawsuit, which purports to be brought on behalf of persons who purchased shares of the Company's Common Stock between March 10, 1995 and July 28, 1997, alleges the defendants violated Sections 10(b) (including Rule 10b-5) and 20(a) of the Securities Exchange Act as well as certain provisions of Washington state and common law. On March 27, 1998, plaintiffs filed a virtually identical complaint in the same district. On May 12, 1998, the court granted a motion consolidating the two cases before the same judge. The consolidated case is captioned In re: CellPro, Inc. Securities Litigation. Master File No. C98-298Z (the "Class Action").

On May 8, 1998, a group of plaintiffs moved to be appointed lead plaintiffs and are awaiting the court's decision on that motion. Plaintiffs and defendants have stipulated to a schedule for filing and responding to a consolidated amended complaint and for filing a motion for class certification.

On July 16, 1998, the Florida State Board of Administration filed a lawsuit against the Company in the U.S. District Court for the Western District of Washington containing the same allegations asserted in the Class Action.

The course of litigation is inherently uncertain and there can be no assurance of a favorable outcome.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See discussion under "Investment Considerations - Legal Proceedings" in Part I,
Item 2, above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  A current report on Form 8-K was filed as of June 8, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                            CELLPRO, INCORPORATED
                                            (Registrant)


Date:  August 21, 1998

                                                /s/ Richard D. Murdock
                                            ------------------------------------
                                            Richard D. Murdock
                                            President,
                                            Chief Executive Officer,
                                            and Director




                                                /s/ David M. Bishop
                                            ------------------------------------
                                            David M. Bishop
                                            Vice President of Finance
                                                 (Principal Financial and
                                                  Accounting Officer)