Form 10-Q
period 1999-06-30
CPX CORP
filed 1999-08-23
CIK 878377

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

                         Commission File number 0-19472

                                   CPX CORP.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

         Delaware                                            94-3087971
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


         150 East 52nd Street 21st Floor, New York, NY          10022
--------------------------------------------------------------------------------
     (Address of registrant's principal executive offices)    (Zip Code)

                                 (877) 431-2942
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                             CELLPRO, INCORPORATED
                   22215 26th Avenue S.E., Bothell, WA 98021
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [ ]


 Common Stock, $0.001 par value              Outstanding at July 31, 1999:

                                                      14,633,985

                                     INDEX



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheets - June 30, 1999 (unaudited)
        and March 31, 1999                                                3

        Consolidated Statements of Operations -
        Three months ended June 30, 1999 and 1998 (unaudited)             4

        Condensed Consolidated Statements of Cash Flows -
        Three months ended June 30, 1999 and 1998 (unaudited)             5

        Notes to Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     8

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                10

Item 6. Exhibits and Reports on Form 8-K                                 10

        All other items under Part II are inapplicable or have a negative response and are therefore omitted.

SIGNATURES                                                               11

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                           CPX CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 1999 (UNAUDITED) AND MARCH 31, 1999

                                     ASSETS

                                                       June 30,             March 31,
                                                         1999                 1999
                                                      ---------            ---------
                                                     (Unaudited)
  Cash and cash equivalents                        $   1,090,424       $   17,061,247
  Accounts receivable, net of allowance for
        doubtful accounts of $0 & $13,491                     --              213,690
  Marketable securities                                       --            1,367,743
  Prepaid expenses                                           711              222,239
  Equipment                                                   --                3,000
  Investment in and receivable from subsidiary           370,030              370,030
                                                    ------------         ------------
Total assets                                       $   1,461,165        $  19,237,949

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $          --        $       6,284
   Prepetition debt                                           --           12,683,306
   Other liabilities                                          --            1,520,622
                                                    ------------         ------------
Total liabilities                                             --           14,210,212

Stockholders' equity:
   Common stock, $.001 par value; 25,000,000 shares
     authorized; 14,633,985 shares issued
     and outstanding                                      14,634               14,634
   Additional paid-in capital                        166,735,346          169,908,483
   Accumulated deficit                              (165,288,815)        (164,895,380)
                                                    ------------         ------------
Total stockholders' equity                             1,461,165            5,027,737
                                                    ------------         ------------
Total liabilities and stockholders' equity         $   1,461,165        $  19,237,949
                                                    ============         ============

          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                     Three months ended June 30,
                                                         1999           1998
                                                     ------------   ------------
Product sales                                       $         --   $  2,492,829
Contract revenue                                              --         95,443
                                                     -----------    -----------
Total revenues                                                --      2,588,272

Costs and expenses:
  Cost of product sales                                       --      1,232,677
  Other cost of sales                                         --        685,324
  Research and development                                    --      2,841,057
  Selling, general and administrative                    436,084      3,191,709
                                                     -----------    -----------
    Total costs and expenses                             436,084      7,950,767

      Loss from operations                              (436,084)    (5,362,495)
                                                     -----------    -----------
Other income (expense):
   Interest income                                       159,675        349,808
   Interest expense                                     (117,026)        (6,174)
   Other, net                                                 --         54,115
                                                     -----------    -----------
     Total other income                                   42,649        397,749
                                                     -----------    -----------
       Net loss                                     $   (393,435)  $ (4,964,746)
                                                     ===========    ===========


Net loss per share - basic and diluted              $      (0.03)  $      (0.34)


Weighted average number of common shares
outstanding during the period - basic and diluted     14,633,985     14,621,040


          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                             Three months ended June 30,
                                                              1999                1998
                                                        -----------------------------------
    Net cash used in operating activities               $    (1,482,772)    $    (5,591,887)
                                                         --------------      --------------

Cash flows from investing activities:
  Purchase of property and equipment                                 --             (37,311)
  Proceeds from sales and maturities
    of securities available for sale                                 --           2,068,780
  Proceeds from sale of fixed assets                                650                  --
  Purchase of restricted cash equivalents                            --            (756,789)
  Change in other assets                                             --              (6,185)
                                                         --------------      --------------
    Net cash provided by investing activities                       650           1,268,495


Cash flows from financing activities:
  Principal payments on long-term debt                               --             (59,322)
  Payments on pre petition debt, net                        (11,315,564)                 --
  Issuance of Common Stock, net
    of issuance costs                                                --              40,409
  Distribution to shareholders                               (3,173,137)                 --
  Other                                                              --              20,687
                                                         --------------      --------------
    Net cash provided by (used in) financing activities     (14,488,701)              1,774

Net decrease in cash and cash equivalents                   (15,970,823)         (4,321,618)

Cash and cash equivalents:
    Beginning of period                                      17,061,247          12,463,465

    End of period                                       $     1,090,424     $     8,141,847
                                                         ==============      ==============

          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)




1.      Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes there to contained in the Company's Report on Form 8-K for the year ended March 31, 1999. In the opinion of management, all adjustments necessary for a fair presentation of the interim operating results are reflected herein. All such adjustments are normal and recurring in nature. Results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected either for any other quarter in the year ending March 31, 2000 or for the entire year ending March 31, 2000.

2.      Operations

     The Company currently has no operating business. Management is pursuing various strategic alternatives which include the possible use of the Company's remaining net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses; however, there is no assurance that any such alternatives will occur.


3.      Bankruptcy Plan and Distribution of Funds

     On October 28, 1998, CellPro, Incorporated ("CellPro") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, Case No. 98-13604 in the United States Bankruptcy Court for the Western District of Washington, Judge Karen Overstreet presiding (the "Bankruptcy Court"). On May 21, 1999 the Bankruptcy Court issued an order confirming CellPro's Second Amended Plan of Reorganization (the "Plan") dated as of May 10, 1999. The effective date of the Plan occurred on June 1, 1999.

4.      Net Loss Per Share

     Presentation of basic earnings per share ("EPS") and diluted EPS on the face of the consolidated statements of operations is required for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. However, potential common shares that are considered to be anti-dilutive are excluded from the computation of diluted EPS. Since the Company has a loss from operations, inclusion of potential common shares would be anti-dilutive. Accordingly, such potential common shares have been excluded from the computation of diluted EPS resulting in the same amount for both basic and diluted EPS. Specifically, options to acquire 2.7 million shares have been excluded from the calculation of diluted EPS for the quarters ended June 30, 1998. Outstanding stock options could potentially dilute EPS in future periods.

5.      Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company implemented SFAS 30 during the quarter ended June 30, 1998. Comprehensive income includes net loss as shown in the consolidated statement of operations adjusted by certain amounts which are included in stockholders' equity accounts. Net unrealized gains or losses on securities available for sale and foreign currency translation adjustments resulting from the consolidation of foreign operations are the only two adjustments to net loss to arrive at the Company's comprehensive loss. The table below shows comprehensive loss for the periods presented:

                                       June 30, 1999      June 30, 1998
                                       -------------      -------------
  Net loss                             $    (393,435)     $  (4,964,746)
  Foreign currency translation                    --             20,686
  Net unrealized gain (loss) on
    securities available for sale                 --             (5,545)
                                        ------------       ------------
  Comprehensive loss                   $    (393,435)     $  (4,949,605)
                                        ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 28, 1998, and the Company commenced liquidation shortly thereafter. The Company announced in June that it has changed its name to CPX Corp. from Cellpro, Incorporated. Also during June, 1999 the Company distributed funds to equity holders and in September 1999 intends to make final distribution of funds to equity holders pending the receipt of the proceeds from the sale of its European subsidiaries. The Company expects to receive $370,030 sales proceeds from the sale of its European Subsidiaries.

     Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factor that may cause actual results to differ materially from those in the forward-looking statements are set forth in the section entitled "Investment Considerations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998," and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any such forward- looking statements or comment on the reasons why actual results may differ therefrom.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled approximately $1,090,000 as of June 30, 1999 and approximately $17,061,000 as of March 31, 1999. Elimination of virtually all liabilities and payment to stockholders combined to account for the decrease in cash. At June 30, 1999, the Company had no liabilities and consequently the Company's working capital balance was approximately $1,090,000. While the Company seeks an acquisition or other business combination, management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future. There can be no assurance that the Company will be able to locate or purchase an additional business, or that any such business will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

RESULTS OF OPERATIONS

     Losses from operations for the three months ended June 30, 1999 and 1998 were ($436,084) and ($5,362,495), respectively. The decreased loss during the three months ended June 30, 1999 resulted from no product sales, costs of production, or research and development activity during the first quarter of 1999.

     General and administrative expenses of $436,084 for the quarter ended June 30, 1999 was down significantly from approximately $3.2 million for the quarter ended June 30, 1998. The decrease was due to lower administrative demands as a result of no operating activities.

     Total other income for the three months ended June 30, 1999 and 1998 of $42,649 and $397,749, respectively, was higher during the June 30, 1998 quarter primarily due to higher interest income and lower interest expense.

YEAR 2000 COMPLIANCE

     Many information technology and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in the Year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations including, but not limited to, an ability to process transactions, to send and receive electronic data, or to engage in routing business activities and operations.

     The Company intends to make the necessary modifications to mitigate the risk of disruption to its operations. The costs of this project and its timely completion are dependent upon numerous assumptions about future events, including availability of certain resources, third party remediation plans, and other factors, many of which are beyond the Company's control. If such modifications are not completed timely, or if any of the Company's customers and suppliers do not successfully deal with the Year 2000 issue, the Year 2000 issue could have a material adverse impact on the operations of the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 28, 1998, CellPro, Incorporated ("CellPro") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, Case No. 98-13604 in the United States Bankruptcy Court for the Western District of Washington, Judge Karen Overstreet presiding (the "Bankruptcy Court"). On May 21, 1999 the Bankruptcy Court issued an order confirming CellPro's Second Amended Plan of Reorganization (the "Plan") dated as of May 10, 1999. The effective date of the Plan occurred on June 1, 1999.

     Details of information required by this item were included under the captions "INVESTMENT CONSIDERATIONS" and "LEGAL PROCEEDINGS" in Part I, Item 2 in the Company's form 10-Q for the period ending June 30, 1998 filed with the Securities and Exchange Commission on August 21, 1998 and is incorporated herein by reference.

     Further clarification of information required by this item was included in the footnotes to the audited Financial Statements for the year ended March 31, 1999 on the Company's form 8-K filed with the Securities and Exchange Commission on August 23, 1999 and is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 27  -  Financial  Data  Schedule  (filed  as  part  of  the electronic filing only).

(b)     Reports on Form 8-K

        The Registrant filed the following current report on Form 8-K during the quarter for which this report is filed.

        (i) Report on Form 8-K dated May 27, 1999 reporting Unscheduled Material Events.

        (ii) Report on Form 8-K dated April 20, 1999 reporting Unscheduled Material Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CPX CORP. (Registrant)



                                   /s/ Warren G. Lichtenstein
                                   ------------------------------------
                                   Warren G. Lichtenstein
                                   President

                                   /s/ Brian Lorber
                                   ------------------------------------
                                   Brian Lorber
                                   Secretary/Treasurer



Date:  August 23, 1999