Form 10-Q
period 1999-09-30
CPX CORP
filed 1999-11-15
CIK 878377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                        Commission File number: 0-19472

                                   CPX CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                              94-3087971
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                        150 East 52nd Street 21st Floor,
                            New York, New York 10022
        (Address of registrant's principal executive offices) (Zip Code)

                                 (877) 431-2942
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [x] No [ ]


                                                             OUTSTANDING AT
           CLASS                                            NOVEMBER 12, 1999

Common Stock, $0.001 par value                                  14,633,985

                           CPX CORP. AND SUBSIDIARIES
                                     INDEX



                                                                       PAGE NO.
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of
        September 30, 1999 (unaudited) and March 31, 1999                 3

        Condensed Consolidated Statements of Operations for the
        Three Months ended September 30, 1999 and 1998 (unaudited)        4

        Condensed Consolidated Statements of Operations for the
        Six Months ended September 30, 1999 and 1998 (unaudited)          5

        Condensed Consolidated Statements of Cash Flows for the
        Six months ended September 30, 1999 and 1998 (unaudited)          6

        Notes to Condensed Financial Statements                           7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         9

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 11

Signatures                                                               12

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CPX CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

               September 30, 1999 (UNAUDITED) AND March 31, 1999


                                                               September 30,      March 31,
                                                                   1999             1999
                                                                (Unaudited)
                                     ASSETS
        Cash and cash equivalents .........................   $   1,269,000    $  17,061,000
        Accounts receivable, net of allowance for
                doubtful accounts of $0 & $13,491 .........            --            214,000
        Marketable securities .............................            --          1,368,000
        Prepaid expenses ..................................            --            222,000
        Equipment .........................................            --              3,000
        Investment in and receivable from subsidiary ......            --            370,000
                                                              -------------    -------------
Total assets ..............................................   $   1,269,000    $  19,238,000
                                                              =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable ..................................   $        --      $       6,000
        Pre-petition debt .................................            --         12,683,000
        Other liabilities .................................            --          1,521,000
                                                              -------------    -------------
Total liabilities .........................................            --         14,210,000

Stockholders' equity:
        Common stock, $.001 par value; 25,000,000
                shares authorized; 14,633,985 shares issued
                and outstanding ...........................          15,000           15,000
        Additional paid-in capital ........................     165,271,000      169,908,000
        Accumulated deficit ...............................    (164,017,000)    (164,895,000)

Total stockholders' equity ................................       1,269,000        5,028,000
                                                              -------------    -------------

Total liabilities and stockholders' equity ................   $   1,269,000    $  19,238,000
                                                              =============    =============

          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED September 30, 1999 AND 1998
                                  (UNAUDITED)

                                                          Three months ended September 30,
                                                                 1999            1998

Product sales ...........................................   $         --    $  4,069,000
                                                            ------------    ------------

Total revenues ..........................................             --       4,069,000

Costs and expenses:
        Cost of product sales ...........................             --       8,856,000
        Research and development ........................             --       3,189,000
        Selling, general and administrative .............        389,000       3,714,000
                                                            ------------    ------------
                Total costs and expenses ................        389,000      15,760,000
                                                            ------------    ------------
                        Loss from operations ............       (389,000)    (11,691,000)

Other income (expense):
        Interest income .................................          8,000              --
        Legal settlement ................................      1,400,000              --
        Administrative reserve ..........................        250,000              --
        Other, net ......................................          2,000      (1,333,000)
                                                            ------------    ------------
                Total other income/(expense).............      1,660,000      (1,333,000)
                                                            ------------    ------------
                        Net income/(loss) ...............   $  1,271,000    $(13,024,000)
                                                            ============    ============


Net income/(loss) per share - basic and diluted             $       0.09    $      (0.89)


Weighted average number of common shares
  outstanding during the period - basic and diluted           14,634,000      14,621,000


          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  SIX MONTHS ENDED September 30, 1999 AND 1998
                                  (UNAUDITED)

                                                           Six months ended September 30,
                                                                 1999           1998

Product sales ...........................................   $         --    $  6,657,000
                                                            ------------    ------------

Total revenues ..........................................             --       6,657,000

Costs and expenses:
        Cost of product sales ...........................             --      10,774,000
        Research and development ........................             --       6,030,000
        Selling, general and administrative .............        825,000       6,906,000
                                                            ------------    ------------
                Total costs and expenses ................        825,000      23,710,000
                                                            ------------    ------------
                        Loss from operations ............       (825,000)    (17,053,000)

Other income (expense):
        Interest income .................................        168,000         594,000
        Interest expense ................................       (117,000)             --
        Legal settlement ................................      1,400,000              --
        Administrative reserve ..........................        250,000              --
        Other, net ......................................          2,000      (1,529,000)
                                                            ------------    ------------
                Total other income/(expense).............      1,703,000        (935,000)
                                                            ------------    ------------
                        Net income/(loss) ...............   $    878,000    $(17,988,000)
                                                            ============    ============


Net income/(loss) per share - basic and diluted             $       0.06    $      (1.23)


Weighted average number of common shares
  outstanding during the period - basic and diluted           14,634,000      14,621,000


          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED September 30, 1999 AND 1998
                                  (UNAUDITED)

                                                           Six months ended September 30,
                                                                 1999           1998

Net cash used in operating activities ...................   $   (210,700)    $(18,798,000)


Cash flows from investing activities:
    Proceeds from sale of subsidiary ....................        370,000              --
    Proceeds from sale of equipment......................            700              --
    Proceeds from sales and maturities of
        of securities available for sale ................             --       7,746,000
    Change in restricted cash equivalents ...............             --       7,603,000
                                                            ------------    ------------
    Net cash provided by investing activities ...........        370,700      15,349,000
                                                            ------------    ------------

Cash flows from financing activities:
    Principal payments on long-term debt ................             --        (644,000)
    Payments on pre petition debt, net ..................    (11,315,000)             --
    Issuance of Common Stock, net
        of issuance costs ...............................             --          41,000
    Distribution to shareholders ........................     (4,637,000)             --
    Other ...............................................             --          27,000
                                                            ------------    ------------
    Net cash used in financing activities................    (15,952,000)       (576,000)
                                                            ------------    ------------
Net decrease in cash and cash equivalents ...............    (15,792,000)     (4,025,000)

Cash and cash equivalents:
    Beginning of period .................................     17,061,000      12,464,000
                                                            ------------    ------------
    End of period .......................................   $  1,269,000    $  8,439,000
                                                            ============    ============

          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

1.      Basis of Presentation

     The accompanying unaudited consolidated financial statements of CPX Corp. (the "Company," formerly named Cellpro Corporation) should be read in conjunction with the audited financial statements and notes there to contained in the Company's Report on Form 8-K for the year ended March 31, 1999. In the opinion of management, all adjustments necessary for a fair presentation of the interim operating results are reflected herein. Results for the three and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected either for any other quarter in the year ending March 31, 2000 or for the entire year ending March 31, 2000.

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

3.      Bankruptcy Plan and Distribution of Funds

     On October 28, 1998, CellPro, Incorporated ("CellPro," the former name of the Company) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, Case No. 98-13604 in the United States Bankruptcy Court for the Western District of Washington, Judge Karen Overstreet presiding (the "Bankruptcy Court"). On May 21, 1999 the Bankruptcy Court issued an order confirming CellPro's Second Amended Plan of Reorganization (the "Plan") dated as of May 10, 1999. The effective date of the Plan occurred on June 1, 1999.

4.      Net Income Loss Per Share

     Presentation of basic earnings per share ("EPS") and diluted EPS on the face of the consolidated statements of operations is required for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. However, potential common shares that are considered to be anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss from operations for the three and six months ended September 30, 1998 inclusion of potential common shares would be anti-dilutive. Accordingly, such potential common shares have been excluded from the computation of diluted EPS resulting in the same amount for both basic and diluted EPS. Specifically, options to acquire 2.7 million shares have been excluded from the calculation of diluted EPS for the quarters ended September 30, 1998. Outstanding stock options could potentially dilute EPS in future periods. For the quarters ending September 30, 1999, there were no options outstanding and thus no potential dilutive effect.


5.      Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company implemented SFAS 130 during the quarter ended June 30, 1998. Comprehensive income includes net income/(loss) as shown in the consolidated statement of operations adjusted by certain amounts that are included in stockholders' equity accounts. Net unrealized gains or losses on securities available for sale and foreign currency translation adjustments resulting from the consolidation of foreign operations are the only two adjustments to net loss to arrive at the Company's comprehensive loss. The table below shows comprehensive loss for the periods presented:


                                        September 30, 1999             September 30, 1998
                                        ------------------             ------------------
                                   Three months    Six months      Three months      Six months
Net Income/(loss)                  $  1,271,000   $   878,000      $(13,024,000)   $(17,988,000)
Foreign currency translation                 --            --                --          21,000
Net unrealized gain (loss) on
   securities available for sale             --            --                --          (6,000)
                                   ------------   -----------      ------------    ------------
Comprehensive Income/(loss)        $  1,271,000   $   878,000      $(13,024,000)   $(17,973,000)
                                   ============   ===========      ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 28, 1998, and the Company commenced liquidation shortly thereafter. The Company announced in June that it has changed its name to CPX Corp. from Cellpro, Incorporated. Also during June 1999 the Company distributed funds to equity holders and in September 1999 made final distribution of funds to equity holders having received the $1.4 million proceeds from the sale of its European subsidiaries

     Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factor that may cause actual results to differ materially from those in the forward-looking statements are set forth in the section entitled "Investment Considerations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998," and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any such forward- looking statements or comment on the reasons why actual results may differ therefrom.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled approximately $1,269,000 as of September 30, 1999 and approximately $17,061,000 as of March 31, 1999. Elimination of virtually all liabilities, loss on operations, and payment to stockholders combined to account for the decrease in cash. At September 30, 1999, the Company had no liabilities and consequently the Company's working capital balance was approximately $1,269,000. While the Company seeks an acquisition or other business combination, management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future. There can be no assurance that the Company will be able to locate or purchase an additional business, or that any such business will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

RESULTS OF OPERATIONS

     Income/(loss) from operations for the three and six months ended September 30, 1999 and 1998 were $1,271,000 and $878,000 and ($13,024,000) and
($17,988,000), respectively. The income during the three and six months ended September 30, 1999 resulted primarily from no costs of production, interest income and a favorable legal settlement. Proceeds from the legal settlement were recognized in income and then distributed to shareholders as return of capital.

     Costs and expenses of $825,000 for the six months ended September 30, 1999 were down significantly from approximately $23,710,000 for the six months ended September 30, 1998. The decrease was due to lower administrative demands, no cost of production, and no research and development expense since there were no operating activities. Almost all of the $825,000 costs and expenses for the six months ended September 30, 1999 were incurred as a result of the restructuring of the Company and the legal settlement.

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

             None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CPX, CORP. (Registrant)



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



Date:  November 15, 1999