Form 10-Q
period 1999-12-31
CPX CORP
filed 2000-02-14
CIK 878377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________.

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

                                 Yes [x] No [ ]


                                                Outstanding at February 14, 2000
Common Stock, $0.001 par value                              14,633,985

                                     INDEX



        Page No.
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of
        December 31, 1999 (unaudited) and March 31, 1999                3

        Condensed Consolidated Statements of Operations for the
        Three Months ended December 31, 1999 and 1998 (unaudited)       4

        Condensed Consolidated Statements of Operations for the
        Nine Months ended December 31, 1999 and 1998 (unaudited)        5

        Condensed Consolidated Statements of Cash Flows for the
        Nine months ended December 31, 1999 and 1998 (unaudited)        6

        Notes to Condensed Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             9

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               10

Signatures                                                             11

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CPX CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                DECEMBER 31, 1999 (Unaudited) AND MARCH 31, 1999

                                     ASSETS

                                                                December 31,      March 31,
                                                                    1999            1999
                                                                (Unaudited)

        Cash and cash equivalents .........................   $   1,263,000    $  17,061,000
        Accounts receivable, net of allowance for
                doubtful accounts of $0 & $13,491 .........            --            214,000
        Marketable securities .............................            --          1,368,000
        Prepaid expenses ..................................            --            222,000
        Equipment .........................................            --              3,000
        Investment in and receivable from subsidiary ......            --            370,000
                                                              -------------    -------------
Total assets ..............................................   $   1,263,000    $  19,238,000
                                                              =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable ..................................   $        --      $       6,000
        Pre-petition debt .................................            --         12,683,000
        Other liabilities .................................            --          1,521,000
                                                              -------------    -------------
Total liabilities .........................................            --         14,210,000

Stockholders' equity:
        Common stock, $.001 par value; 25,000,000
                shares authorized; 14,633,985 shares issued
                and outstanding ...........................          15,000           15,000
        Additional paid-in capital ........................     165,271,000      169,908,000
        Accumulated deficit ...............................    (164,023,000)    (164,895,000)
                                                              -------------    -------------
Total stockholders' equity ................................       1,263,000        5,028,000
                                                              -------------    -------------
Total liabilities and stockholders' equity ................   $   1,263,000    $  19,238,000
                                                              =============    =============

          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (Unaudited)

                                                           Three months ended December 31,

                                                                 1999            1998
Product sales ...........................................   $       --      $  3,255,000
                                                            ------------    ------------
Total revenues ..........................................           --         3,255,000

Costs and expenses:
        Cost of product sales ...........................           --         1,435,000
        Selling, general and administrative .............         48,000       1,897,000
                                                            ------------    ------------
                Total costs and expenses ................         48,000       3,332,000
                                                            ------------    ------------
                       Loss from operations .............        (48,000)        (77,000)

Other income (expense):
        Interest income .................................         29,000            --
        Other, net ......................................         13,000      (9,085,000)
                                                            ------------    ------------
                Total other income/(expense) ............         42,000      (9,085,000)
                                                            ------------    ------------
                        Net income/(loss) ...............   $     (6,000)   $ (9,162,000)
                                                            ============    ============


Net income/(loss) per share - basic and diluted .........   $       (.00)   $       (.63)


Weighted average number of common shares
    outstanding during the period - basic and diluted         14,634,000      14,621,000

          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (Unaudited)

                                                           Nine months ended December 31,

                                                                1999            1998
Product sales ...........................................   $       --      $  9,912,000
                                                            ------------    ------------

Total revenues ..........................................           --         9,912,000

Costs and expenses:
        Cost of product sales ...........................           --        12,209,000
        Research and development ........................           --         6,030,000
        Selling, general and administrative .............        873,000       8,803,000
                                                            ------------    ------------
                Total costs and expenses ................        873,000      27,042,000
                                                            ------------    ------------
                        Loss from operations ............       (873,000)    (17,130,000)

Other income (expense):
        Interest income .................................        197,000         350,000
        Interest expense ................................       (117,000)         (6,000)
        Legal settlement ................................      1,400,000            --
        Administrative reserve ..........................        250,000            --
        Other, net ......................................         15,000     (10,364,000)
                                                            ------------    ------------
                Total other income/(expense) ............      1,745,000     (10,020,000)
                                                            ------------    ------------
                        Net income/(loss) ...............   $    872,000    $(27,150,000)
                                                            ============    ============


Net income/(loss) per share - basic and diluted..........   $        .06    $      (1.86)


Weighted average number of common shares
    outstanding during the period - basic and diluted....     14,634,000      14,621,000

          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (Unaudited)

                                               Nine months ended December 31,

                                                    1999            1998

Net cash used in operating activities .......   $   (217,000)   $(20,880,000)
                                                ------------    ------------

Cash flows from investing activities:
Proceeds from sale of subsidiary ............        370,000            --
Proceeds from sale of equipment .............          1,000       5,046,000
    Proceeds from sales and maturities
        of securities available for sale ....           --         7,746,000
Change in restricted cash equivalents .......           --         9,220,000
                                                ------------    ------------
    Net cash provided by investing activities        371,000      22,012,000
                                                ------------    ------------

Cash flows from financing activities:

    Principal payments on long-term debt ....           --          (313,000)
    Payments on pre petition debt, net ......    (11,315,000)           --
    Distribution to shareholders ............     (4,637,000)           --
    Other ...................................           --        (1,410,000)
                                                ------------    ------------
    Net cash used in financing activities ...    (15,952,000)     (1,723,000)
                                                ------------    ------------
Net decrease in cash and cash equivalents ...    (15,798,000)       (591,000)

Cash and cash equivalents:
    Beginning of period .....................     17,061,000      12,464,000
                                                ------------    ------------
    End of period ...........................   $  1,263,000    $ 11,873,000
                                                ============    ============

          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED DECEMBER 31, 1999
                                  (Unaudited)

1.      Basis of Presentation

     The accompanying unaudited consolidated financial statements of CPX Corp. (the "Company," formerly named Cellpro Corporation) should be read in conjunction with the audited financial statements and notes there to contained in the Company's Report on Form 8-K for the year ended March 31, 1999. In the opinion of management, all adjustments necessary for a fair presentation of the interim operating results are reflected herein. Results for the three and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected either for any other quarter in the year ending March 31, 2000 or for the entire year ending March 31, 2000.

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

4.      Net Income Loss Per Share

     Presentation of basic earnings per share ("EPS") and diluted EPS on the face of the consolidated statements of operations is required for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. However, potential common shares that are considered to be anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss from operations for the three and nine months ended December 31, 1998, inclusion of potential common shares would be anti-dilutive. Accordingly, such potential common shares have been excluded from the computation of diluted EPS resulting in the same amount for both basic and diluted EPS. Specifically, options to acquire 2.7 million shares have been excluded from the calculation of diluted EPS for the quarters ended December 31, 1998. Outstanding stock options could potentially dilute EPS in future periods. For the quarters ending December 31, 1999, there were no options outstanding and thus no potential dilutive effect.

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

                                         December 31, 1999               December 31, 1998

                                    Three months     Nine months    Three months     Nine months
Net Income/(loss) ...............   $     (6,000)   $    872,000    $ (9,162,000)   $(27,150,000)
Foreign currency translation ....          --              --              --             21,000
Net unrealized gain (loss) on
 securities available for sale...          --              --              --             (6,000)
                                    ------------    ------------    ------------    ------------
Comprehensive Income/(loss) .....   $     (6,000)   $    872,000    $ (9,162,000)   $(27,135,000)
                                    ============    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 28, 1998, and the Company commenced liquidation shortly thereafter. The Company announced in June 1999 that it has changed its name to CPX Corp. from Cellpro, Incorporated. Also during June 1999 the Company distributed funds to equity holders and in September 1999 made final distribution of funds to equity holders having received the $1.4 million proceeds from a legal settlement.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled approximately $1,263,000 as of December 31, 1999 and approximately $17,061,000 as of March 31, 1999. Elimination of virtually all liabilities, loss on operations, and payment to stockholders combined to account for the decrease in cash. At December 31, 1999, the Company had no liabilities and consequently the Company's working capital balance was approximately $1,263,000. While the Company seeks an acquisition or other business combination, management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future. There can be no assurance that the Company will be able to locate or purchase an additional business, or that any such business will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

RESULTS OF OPERATIONS

     Income/(loss) from operations for the three and nine months ended December 31, 1999 and 1998 were ($6,000) and $872,000 and ($9,162,000) and ($27,150,000),
respectively. The income during the three and nine months ended December 31, 1999 resulted primarily from no costs of production, interest income and a favorable legal settlement. Proceeds from the legal settlement were recognized in income and then distributed to shareholders as return of capital.

     Costs and expenses of $873,000 for the nine months ended December 31, 1999 were down significantly from approximately $27,042,000 for the nine months ended December 31, 1998. The decrease was due to lower administrative demands, no cost of production, and no research and development expense since there were no operating activities. Almost all of the $873,000 costs and expenses for the nine months ended December 31, 1999 were incurred as a result of the restructuring of the Company and the legal settlement.

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

                                  CPX, CORP. (Registrant)





                                  By /s/Warren G. Lichtenstein
                                     Warren G. Lichtenstein,
                                     President


                                  By /s/Brian Lorber
                                     Brian Lorber,
                                     Secretary/Treasurer


Date:  February 14, 2000