Form 10-K
period 2000-03-31
CPX CORP
filed 2000-07-13
CIK 878377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2000

     [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                         Commission File number: 0-19472

                                    CPX Corp.
                        (Formerly Cellpro, Incorporated)

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

                                 TITLE OF CLASS

                          COMMON STOCK, $.001 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.
                                 Yes [X] No [ ]

     Indicate by check mark is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form. [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [X] No [ ]

     The number of shares of common stock issued and outstanding as of May 30, 2000 was 14,633,985.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Stockholders, Part III.

                           CPX CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                     PART I
Item 1.    Business...................................................        3

Item 2.    Properties.................................................        3

Item 3.    Legal proceedings..........................................        3

Item 4.    Submission of Matters to a Vote of Security Holders........        3

                                     PART II

Item 5.    Market for Registrant's Common Stock and
           Related Security Holder Matters............................        4

Item 6.    Selected Financial Data....................................        5

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................        6

Item 8.    Financial Statements and Supplementary Data................        7

Item 9.    Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure.....................        7

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.........        8

Item 11.   Executive Compensation.....................................        8

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.............................................        8

Item 13.   Certain Relationships and Related Transactions.............        8

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K....................................        9

Signatures............................................................       10

                           CPX CORP. AND SUBSIDIARIES

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     CPX Corp. (the "Company") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 28, 1998, and the Company commenced a plan of reorganization shortly thereafter. On May 21, 1998, the Bankruptcy Court issued an order confirming the Company's Amended Plan of Reorganization (the "Plan") pursuant to which the Company distributed funds to equity holders and in September 1999 made a final distribution of funds to equity holders from the $370,030 proceeds from the sale of its European subsidiaries. The Company announced in June of 1999 that it has changed its name to CPX Corp. from Cellpro, Incorporated. All former pre-petition liabilities and contingencies have been satisfied pursuant to the Plan.

DESCRIPTION OF BUSINESS

     The Company currently has no operating business. Management is pursuing various strategic alternatives which include the possible use of the Company's remaining net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses; however, there is no assurance that any such alternatives will occur.


ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located at 150 East 52nd Street, 21st Floor, New York, New York 10022.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                           CPX CORP. AND SUBSIDIARIES

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

     The Common Stock was listed on the Nasdaq National Market System until October 29, 1998, at which time the Common Stock was delisted. The Common stock traded on the NASD OTC Bulletin Board (symbol "CPRO") until October 4, 1999 when it was delisted from the OTC Bulletin Board and is presently reported on the NASD Pink Sheets. The Company had 336 holders of record of Common Stock on June 8, 2000. High and low bid prices of the Common Stock, as reported on the NASDAQ OTC Bulletin Board and Pink Sheets are shown in the table below. Such prices represent quotations between broker-dealers, do not include retail mark-ups, markdowns or commissions, and may not necessarily reflect prices in actual transactions.

                                 Year ended                     Year ended
                                March 31, 2000                 March 31, 1999

                            High             Low            High            Low

First Quarter               $.210          $.100           $4.063        $2.938
Second Quarter               .290           .140            3.500          .063
Third Quarter                .110           .070             .125          .020
Fourth Quarter               .190           .070             .180          .030


     The Company paid no dividends on its Common Stock in fiscal years 1999 or 1998. However, during the year ended March 31, 2000, the shareholders of the Company received cash distributions of $.31 per share pursuant to the Plan.

     The Company intends to retain any future earnings for working capital needs and to finance potential future acquisitions and presently does not intend to pay cash dividends on its Common Stock for the foreseeable future.

                           CPX CORP. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA


     The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements included elsewhere herein.


Consolidated
Statements of                March 31,         March 31,         March 31,        March 31,         March 31,
Operations Data:               2000              1999              1998             1997              1996
                               ----              ----              ----             ----              ----
Revenues                   $          --    $   10,287,440    $  11,021,260     $   9,662,374    $  12,843,585

Cost of product sales                 --        12,233,636        4,993,462         5,161,389        3,723,421
Other cost of sales                   --                --        3,059,678                --               --
Research and development              --         6,030,459       13,817,562        16,243,501       16,474,133
Selling, general &
  admin. expenses                770,542         4,903,858       13,671,379        15,379,650       12,515,870
Litigation provision           1,217,165         5,533,393               --        17,000,000               --
Employee compensation                 --         5,891,023               --                --               --
                           -------------    --------------    -------------     -------------    -------------
  Total costs & expenses       1,987,707        34,592,369       35,542,081        53,784,540       32,713,424
                           -------------    --------------    -------------    -------------     -------------

Operating loss                (1,987,707)      (24,304,929)     (24,520,821)      (44,122,166)     (19,869,839)

Interest income, net              94,578           924,788        2,218,138         3,544,104        4,077,500
Loss on sale of subsidiary            --        (2,508,157)              --                --               --
Gain on legal settlement       1,400,000                --               --                --               --
Other income(expense), net     1,246,044          (712,883)        (221,703)         (337,322)         139,679
                           -------------    --------------    -------------     -------------    -------------

  Net income (loss)        $     752,915    $  (26,601,181)   $ (22,524,386)    $ (40,915,384)   $ (15,652,660)
                           =============    ==============    =============     =============    =============

Basic and diluted
  net earnings (loss)
  per common share         $         .05    $        (1.82)   $       (1.55)    $       (2.84)   $       (1.13)
                           =============    ===============   =============     =============    =============

Consolidated                   As of             As of            As of             As of             As of
Balance Sheet                March 31,         March 31,         March 31,        March 31,         March 31,
Data:                          2000              1999              1998             1997              1996
                               ----              ----              ----             ----              ----

Cash, cash equivalents
  and marketable
  securities               $   1,276,667    $   18,428,990    $  20,209,344     $  54,043,175    $  74,143,851

Total assets                   1,276,667        19,237,949       49,844,146        76,123,697       97,941,349

Long-term debt, net
  of current portion                  --                --          233,852           152,943          208,001

Total  stockholders'
  equity                       1,244,116         5,027,737       30,504,996        52,780,648       92,213,233

                           CPX CORP. AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 28, 1998, and the Company commenced a plan of reorganization shortly thereafter. On May 21, 1998, the Bankruptcy Court issued an order confirming the Company's Amended Plan of Reorganization (the "Plan") pursuant to which the Company distributed funds to equity holders and in September 1999 made a final distribution of funds to equity holders from the $370,030 proceeds from the sale of its European subsidiaries. The Company announced in June of 1999 that it has changed its name to CPX Corp. from Cellpro, Incorporated. All former pre-petition liabilities and contingencies have been satisfied pursuant to the Plan.

     Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are set forth in the section entitled "Investment Considerations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any such forward-looking statements or comment on the reasons why actual results may differ therefrom.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $1,276,667 as of March 31, 2000 and $17,061,247 as of March 31, 1999. Payment of current liabilities, pre-petition debts and distributions to stockholders combined to account for the decrease in cash. At March 31, 2000 the Company's working capital balance was $1,244,116. The Company is seeking an acquisition or other business combination and management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future. There can be no assurance that the Company will be able to locate or purchase a business, or that any such business will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

RESULTS OF OPERATIONS

     Net income (loss) for the years ended March 31, 2000 and 1999, were $752,915 and $(26,601,181), respectively. The income during the year ended March 31, 2000 primarily resulted from a legal settlement and interest income which exceeded administrative expenses.

     Total operating expenses for the year ended March 31, 2000 were $770,542 and consisted of $414,526 legal and $291,676 general and administrative related to costs of the bankruptcy. Administrative expenses not related to the bankruptcy were approximately $64,000. Other income and expenses included income from a legal settlement of $1,400,000, realized gains on transfer of marketable securities of $1,217,165, interest income of $211,604, and interest expense of $117,026. The Company had no operating income for the year ended March 31, 2000, and therefore, comparison to the years ended March 31, 1999 and 1998 is not meaningful.

     At March 31, 1999, all but $3,000 of the Company's property and equipment had been sold, disposed of, or liquidated. At March 31, 1999 the Company's financial statements were recorded on the liquidation basis of accounting. All bankruptcy costs were accrued for during the year ended March 31, 1999.

     Management believes that annual expenditures for the near future will be limited to legal, auditing and accounting and minor administrative costs in the range of approximately $50,000 to $100,000, and interest income should be approximately $40,000 to $60,000. Other expenditures may include costs and due diligence related to potential investment opportunities.

                           CPX CORP. AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Company's consolidated financial statements contained elsewhere herein.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not been able to obtain the predecessor auditors' fiscal 1998 signed financial statement audit opinion. Accordingly, the Company has not included the required audited statements of operations, stockholders' equity and cash flows for the year ended March 31, 1998.

                           CPX CORP. AND SUBSIDIARIES

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be included under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be included under the caption "EXECUTIVE COMPENSATION" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be included under the captions "PRINCIPAL STOCKHOLDERS" and "BENEFICIAL OWNERSHIP OF DIRECTORS AND MANAGEMENT" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is will be included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report and is incorporated herein by reference.

                           CPX CORP. AND SUBSIDIARIES

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule (filed as part of the electronic filing only).

         (b)      Reports on Form 8-K

                  None

                           CPX CORP. AND SUBSIDIARIES

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CPX, Corp. (Registrant)



                                            By /s/Warren G. Lichtenstein
                                               -------------------
                                               Warren G. Lichtenstein
                                               President,

                                            By /s/Brian Lorber
                                               -------------------
                                               Brian Lorber
                                               Secretary/Treasurer


Date:  July 13, 2000

                           CPX CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Report of Independent Certified Public Accountants..................  F-2

Consolidated Statements of Financial Condition......................  F-3

Consolidated Statements of Operations...............................  F-4

Consolidated Statements of Stockholders' Equity.....................  F-5

Consolidated Statements of Cash Flows...............................  F-6 - F-7

Notes to Consolidated Financial Statements..........................  F-8 - F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS









The Board of Directors and Shareholders
CPX Corp.


We have audited the accompanying consolidated statements of financial condition of CPX Corp. and subsidiaries (formerly Cellpro, Incorporated) as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note B to the financial statements, the Company filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code on October 28, 1998, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for the period from October 28, 1998 to June 1, 1999, the effective date of the confirmed "Debtor's Second Amended Plan of Reorganization", from the going concern basis to a liquidation basis. Subsequent to June 1, 1999 the financial statements have been prepared on the going concern basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPX Corp. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows the year ended March 31, 2000 and 1999 ended in conformity with accounting principles generally accepted in the United States of America.



Grant Thornton LLP
Edison, New Jersey
June 9, 2000

                           CPX CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                    MARCH 31,

                                     ASSETS

                                                                                  2000                    1999
                                                                                  ----                    ----

     Cash and cash equivalents                                             $     1,276,667         $   17,061,247
     Accounts receivable, net of allowance for
         doubtful accounts $13,491 in 1999                                              --                213,690
     Marketable securities                                                              --              1,367,743
     Prepaid expenses                                                                   --                222,239
     Equipment                                                                          --                  3,000
     Investment in and receivable from subsidiary                                       --                370,030
                                                                           ---------------         --------------
Total assets                                                               $     1,276,667         $   19,237,949
                                                                           ===============         ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $        32,551         $        6,284
     Prepetition debt                                                                   --             12,683,306
     Other liabilities                                                                  --              1,520,622
                                                                           ---------------         --------------
Total liabilities                                                                   32,551             14,210,212

Stockholders' equity:
     Preferred stock, $.001 par value; 1,000,000
         shares authorized and unissued                                                 --                     --
     Common stock, $.001 par value; 29,000,000
         shares authorized; 14,633,985 shares issued
         and outstanding                                                            14,634                 14,634
     Additional paid-in capital                                                165,371,947            169,908,483
     Accumulated deficit                                                      (164,142,465)          (164,895,380)
                                                                              ------------           ------------

Total stockholders' equity                                                       1,244,116              5,027,737
                                                                           ---------------         --------------


Total liabilities and stockholders' equity                                 $     1,276,667         $   19,237,949
                                                                           ===============         ==============





   The accompanying notes are an integral part of these financial statements.

                           CPX CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              YEARS ENDED MARCH 31,

                                                                                  2000                    1999
                                                                                  ----                    ----
Product sales                                                              $            --         $   10,287,440
Contract revenue                                                                        --                     --
                                                                           ---------------         --------------

Total revenues                                                                          --             10,287,440
Costs and expenses:
     Cost of product sales                                                              --             12,233,636
     Other cost of sales                                                                --                     --
     Research and development                                                           --              6,030,459
     Selling, general and administrative                                           770,542              4,903,858
     Employee compensation                                                              --              5,891,023
                                                                           ---------------         --------------

         Total costs and expenses                                                  770,542             29,058,976
                                                                           ---------------         --------------

              Loss from operations                                                (770,542)           (18,771,536)

Other income (expense):
     Loss on sale of subsidiaries                                                       --             (2,508,157)
     Gain on legal settlement                                                    1,400,000                     --
     Litigation provision                                                       (1,217,165)            (5,533,393)
     Interest income                                                               211,604                924,788
     Interest expense                                                             (117,026)                    --
     Other, net                                                                  1,246,044               (712,883)
                                                                           ---------------         ---------------

         Total other income (expense)                                            1,523,457             (7,829,645)
                                                                           ---------------         ---------------

              Net income (loss)                                            $       752,915           $(26,601,181)
                                                                           ===============           ============



Net income (loss) per share - basic and diluted                            $           .05         $       (1.82)


Weighted average number of common shares
     outstanding during the period - basic and diluted                          14,633,985             14,628,054
                                                                           ===============         ==============




   The accompanying notes are an integral part of these financial statements.

                           CPX CORP. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                  Common stock               Additional
                                                                               paid-in         Accumulated
                                            Shares            Amount           capital           deficit           Total

Balance at April 1, 1998                    14,601,643           14,602       169,813,574     (138,294,199)       31,533,977

Issuance of common stock for
  employee stock option plan
  and 401(k) match                              32,342               32            94,909               --            94,941

Net loss                                            --               --                --      (26,601,181)      (26,601,181)
                                        --------------    -------------     -------------    -------------     -------------

Balance at March 31, 1999                   14,633,985           14,634       169,908,483     (164,895,380)        5,027,737

Distribution to shareholders                        --               --        (4,536,536)              --        (4,536,536)

Net income                                          --               --                --          752,915           752,915
                                        --------------    -------------     -------------    -------------     -------------

Balance at March 31, 2000                   14,633,985    $      14,634     $ 165,371,947    $(164,142,465)    $   1,244,116
                                        ==============     ============      ============     ============     =============











   The accompanying notes are an integral part of these financial statements.

                           CPX CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              YEARS ENDED MARCH 31,


                                                                                  2000                    1999
                                                                                  ----                    ----

Cash flows from operating activities:
     Net income (loss)                                                     $       752,915         $  (26,601,181)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                                                  --              1,664,859
         Stock contribution to 401(k) plan                                              --                     --
         Write-off of inventory                                                         --              5,581,887
         Loss on sale of subsidiaries                                                   --              2,508,157
         Loss on sale of equipment                                                      --              2,682,750
         Loss on investments                                                            --              1,004,852
         Gain on sale of intellectual property                                          --             (3,000,000)
         Changes in assets and liabilities:
              Accounts receivable                                                  213,690              1,298,945
              Receivables from subsidiaries                                        370,030              3,790,667
              Inventories                                                               --                125,612
              Other current assets                                                      --                     --
              Prepaid expenses                                                     222,239                 74,606
              Accounts payable                                                      26,267               (531,926)
              Other liabilities                                                 (1,520,622)              (825,238)
              Accrual for litigation claim and costs                                    --                     --
                                                                           ---------------         --------------

                Net cash provided by (used in) operating activities                 64,519            (12,226,010)
                                                                           ---------------         --------------

Cash flows from investing activities:
     Purchase of property and equipment                                                 --                (93,939)
     Proceeds from sales and maturities
         of securities available for sale                                               --              8,373,284
     Purchase of securities available for sale                                          --                     --
     Proceeds from sale of fixed assets                                              3,000              5,565,462
     Purchase of restricted cash equivalents                                            --                     --
     Investment in subsidiaries                                                         --             (2,076,020)
     Change in other assets                                                             --                     --
                                                                           ---------------         --------------

                  Net cash provided by investing activities                          3,000             11,768,787
                                                                           ---------------         --------------





                                   (continued)

                           CPX CORP. AND SUBSIDIARIES

                              YEARS ENDED MARCH 31,

                                                                                  2000                    1999
                                                                                  ----                    ----
Cash flows from financing activities:
     Proceeds from long-term debt                                                       --                     --
     Principal payments on long-term debt                                               --                     --
     Payments on pre-petition debt, net                                        (11,315,563)            (2,835,993)
     Issuance of Common Stock, net of issuance costs                                    --                 94,941
     Distribution to shareholders                                               (4,536,536)                    --
     Other                                                                              --                     --
                                                                           ---------------         --------------

                Net cash (used in) provided by financing activities            (15,852,099)            (2,741,052)
                                                                           ---------------         --------------

Net decrease in cash and cash equivalents                                      (15,784,580)            (3,198,275)

Cash and cash equivalents:

     Beginning of period                                                        17,061,247             20,259,522
                                                                           ---------------             ----------

     End of period                                                         $     1,276,667         $   17,061,247
                                                                           ===============         ==============


Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                              $       117,026         $       42,294
                                                                           ===============         ==============

In 2000, the Company transferred its 1,254,810 shares of VIMRx Pharmaceuticals, Inc. in satisfaction of a pre-petition debt. Such shares had a fair value of $1,367,743 at March 31, 1999, and $2,584,908 at the date of transfer.





   The accompanying notes are an integral part of these financial statements.

                           CPX CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 and 1999




NOTE A - SUMMARY OF ACCOUNTING POLICIES

         CPX Corp. (formerly CellPro, Incorporated) (the "Company"), a Delaware corporation, was a biotechnology company which specialized in developing, manufacturing, and marketing proprietary continuous-flow, cell-selection systems for use in a variety of therapeutic, diagnostic and research applications. The Company's principal product, the CEPRATE (R) SC Stem Cell Concentration System, was primarily sold in the United States, Canada, and Europe. On October 28, 1998, the Company filed for protection under Chapter 11 of the United States Bankruptcy Court. On May 21, 1998 the Bankruptcy Court issued an order confirming the Company's Amended Plan of Reorganization (the "Plan). On June 1, 1999, the Company changed its name to CPX Corp. as part of the Plan under Chapter 11 of the United State Bankruptcy Code as described in Note B.

     A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.       BASIS OF PRESENTATION

     The Company's financial statements have been prepared on the liquidation basis of accounting in accordance with generally accepted accounting principles.

2.       CASH EQUIVALENTS

     For purpose of the statement of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

3.       EQUIPMENT

     Equipment is stated at the lower of cost or its liquidation value. Depreciation was provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives ranging from two to five years. Leasehold improvements were amortized on a straight-line basis over the expected remaining term of the related lease. At March 31, 2000, all of the Company's property and equipment had been sold, disposed of or liquidated.

4.       USE OF ESTIMATES

     In preparing the Company's financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.       RESEARCH AND DEVELOPMENT

     Research and development expenditures were charged to operations as incurred.

6.       INCOME (LOSS) PER COMMON SHARE

     The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share ("EPS"). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss)for the

                           CPX CORP. AND SUBSIDIARIES

                             MARCH 31, 2000 and 1999

period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. The loss per common share diluted for the year ended March 31, 1999 did not include any potentially dilutive securities since they are anti-dilutive. For the year ended March 31, 2000, all potentially dilutive common stock equivalents (approximately 29,000 options) were not included in the calculation since their exercise price exceeded the Company's market price.

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments (principally consisting of cash and cash equivalents, short-term investments, accounts receivable and payable and debt) approximates fair value because of the short-term nature of these items.

NOTE B - REORGANIZATION OF THE COMPANY

     On September 28, 1998, the Company entered into a Patent Settlement Agreement with The Johns Hopkins University, Becton Dickinson and Company and Baxter Healthcare Corporation (the "Plaintiffs") to settle and compromise all pending and potential disputes and differences between them related to the civil actions then pending in the United States District Court for the District of Delaware related to patent infringement. On October 5, 1998, the Company also entered into a Securities Settlement Agreement with Oxford Systems, Inc., and various stockholders (the "Representative Plaintiffs") to settle all claims in a class action suit against the Company (see Note H). On October 28, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. From the Petition Date to March 31, 1999, the Company was authorized to operate and manage its businesses and enter into all transactions that it could have entered into in the ordinary course of business without the approval of the Bankruptcy Court. Subsequent to the petition date, the Company began liquidating all inventory, property and equipment, and intellectual property. As a result, the Company changed its basis of accounting from a going concern basis to a liquidation basis of accounting. At March 31, 1999, a majority of the Company's assets had been liquidated into cash and cash equivalents. On May 21, 1999, the Company entered into a plan of reorganization, which went into effect on June 1, 1999. The plan calls for a distribution of net available cash and cash equivalents realized from the remaining assets of the Company. The distribution date commenced on June 18, 1999 and was completed during fiscal year 2000. In accordance with the plan of reorganization the Company changed its name from CellPro, Incorporated to CPX Corp. In addition, the Company distributed funds to equity holders in June and September 1999. These distributions included a final payment from the proceeds of a legal settlement and the sale of its European subsidiaries. All material liabilities and contingencies have been satisfied in full during fiscal 2000.

NOTE C - MARKETABLE SECURITIES

     Marketable securities at March 31, 1999 comprised of 1,254,810 shares of VIMRx Pharmaceuticals, Inc.'s common stock, which were delivered to the Representative Plaintiffs on June 18, 1999 in partial settlement of the Securities Settlement Agreement as discussed in Notes B and H. The securities are considered trading securities and accordingly are measured at fair market value, which totaled $1,367,743 at March 31, 1999 and $2,584,908 at June 18, 1999, the date of the transfer. Unrealized holding gains (losses) of $1,217,165 and ($632,257) are included in other income (expenses) in the Statement of Operations for the years ended March 31, 2000 and 1999, respectively. The market value per share of VIMRx Pharmaceuticals, Inc. was $1.09 and $2.06 as of March 31, 1999 and June 18, 1999, respectively.

NOTE D - INVESTMENT IN AND RECEIVABLE FROM SUBSIDIARIES

     The Company had several subsidiaries in Europe to coordinate international marketing and clinical trials. Subsequent to October 28, 1998, the subsidiaries also discontinued their operations and began liquidating their assets. As of March 31, 1999, the Company had a net investment in the subsidiaries of $100,030, which was the agreed-upon sales price of the subsidiaries according to a settlement agreement entered into on June 17, 1999, and a receivable of

                           CPX CORP. AND SUBSIDIARIES

                             MARCH 31, 2000 and 1999

$270,000, which was also to be collected in conjunction with the sale agreement. The remaining inter-company balances not realized in the transaction totaled $2,508,157 and were written off in the year ended March 31, 1999. The settlement monies of these balances were collected in 2000, and then were distributed to stockholders.

NOTE E - PREPETITION DEBT

     Prepetition debt totaled $12,683,306 including accrued interest of approximately $226,600 at March 31, 1999. Beginning October 28, 1998, interest was accrued at 8% on all unsecured claims and 5% on the settlement claim. Prepetition debt was paid in full on June 18, 1999.

NOTE F - OTHER LIABILITIES

Other liabilities consisted of the following at March 31, 1999:

          Accrued compensation                             $        203,648
          Accrued legal fees                                      1,248,510
          Other                                                      68,464
                                                           ----------------

                                                           $      1,520,622
                                                           ================
     All such items have been satisfied at March 31, 2000. During the year ended March 31, 2000, the Company received a refund of $250,000 of previously paid legal fees, which has been reflected as a reduction of selling, general and administrative expenses.

NOTE G - STOCK OPTIONS

     In 1989, the Company adopted a stock option plan administered by a plan administrator designated by the Board of Directors. A total of 4,155,000 shares were available for issuance under the Plan. Options generally vested over periods ranging from 1 to 4 years and had a term of ten years from the date of grant.

     The stock option plan is accounted for under APB Opinion 25 and related Interpretations. The options were exercisable at not less than the market value of the Company's common stock on the date of the grant. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method required by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"), the effect on the Company's net loss would have been immaterial for year ended March 31, 1999.

     As of March 31, 1999, all stock options had been cancelled or forfeited with the exception of 116,532 shares outstanding, at an average strike price of $5.26 per share, to the remaining employees of the Company. On June 1, 1999, the stock option plan was cancelled in accordance with the Bankruptcy Plan, and all outstanding stock options were cancelled.

     During fiscal year 2000, the Company proposed to adopt, pending stockholder approval, the 1999 Stock Option Plan and the 1999 Directors Stock Option Plan. The Company has reserved 1,500,000 and 750,000 options under these plans, respectively. As of March 31, 2000 these plans were still awaiting stockholder approval.

NOTE H - COMMITMENTS AND CONTINGENCIES

1.       SECURITIES SETTLEMENT AGREEMENT

     On March 16, 1998, the Representative Plaintiffs filed a lawsuit in United States District Court against the Company, certain of the Company's officers and directors, and the law firm that represented the Company in prior patent disputes. On October 5, 1998, the actions had been settled in principle and the District Court approved the settlement on May 19, 1999. The settlement called for a cash payment of $1.5 million to be deposited into an escrow account on or

                           CPX CORP. AND SUBSIDIARIES

                             MARCH 31, 2000 and 1999

before October 15, 1998 and the transfer of 1,254,810 shares of VIMRx Pharmaceutical, Inc.'s common stock as described in Note C. As of March 31, 2000 the Company has satisfied all requirements of the settlement.

2.       PATENT SETTLEMENT AGREEMENT

     On September 28, 1998, the Company entered into a settlement agreement with the Plaintiffs. The settlement agreement provided, among other things, for payments by the Company aggregating approximately $15.7 million in exchange for the Plaintiffs' settlement and compromise of all claims relating to this litigation. The Company had partially satisfied its obligations with a $9 million bond issued in their favor by Insurance Company of North America and cash held by the Company. As of March 31, 1999, the Company had accrued approximately $8 million to satisfy its remaining obligation, which is included in prepetition debt, and was paid in full in 2000.

3.       DISPUTED AND DISALLOWED CLAIMS

     The Bankruptcy Court ordered that all claims against the Company must either have been properly listed in the Schedules by the Company or have filed a proof of claim with the Bankruptcy Court on or before December 31, 1998. Legal counsel advised the Company as of June 18, 1999, that all prepetition claims that were timely filed against the Company had been evaluated and resolved. It is legal counsel's experience that prepetition claims will continue to be filed, from time to time, and certain of these claimants may contest the disallowance of their claim. No assurances can be given that all late filed claims will be disallowed by the Bankruptcy Court.

4.       EXECUTORY CONTRACTS

     The Bankruptcy Code authorized the Company to "reject" executory contracts and unexpired leases and to have the resulting liability from the rejection (anticipatory breach) of the contract or lease treated as a prepetition unsecured claim. On February 7, 1999, the Bankruptcy Court approved the rejection of over 300 executory contracts as of December 23, 1998. Pursuant to an Order of Court, claims related to those rejections had to be filed no later than March 7, 1999. As of June 18, 1999, all such rejected claims that were timely-filed were evaluated and resolved. The bankruptcy plan filed on May 21, 1999, which went into effect on June 1, 1999, also provided for rejection of any executory contracts that had not specifically been assumed or rejected. The Company was not aware of any such executory contracts and no claim arising out of such rejection has yet been asserted. The deadline established by the Plan for asserting such claims passed on July 1, 1999.

NOTE I - STOCKHOLDER DISTRIBUTIONS

     In accordance with the plan of reorganization described in Note B, all holders of the Company's common stock received a pro rata distribution of the available cash as of the distribution date. On June 18, 1999, the Company distributed $3,073,137 or $.21 per share on the total outstanding shares of 14,633,985 to the stockholders. On September 30, 1999, a final distribution, based on the proceeds of a legal settlement and the sale of its European subsidiaries, of $1,463,399 or $.10 per share was distributed to the stockholders.

NOTE J - RELATED PARTY TRANSACTIONS

     The Company is related to an affiliate through common ownership and management. The affiliate paid $70,000 in various legal expenses for the Company during the bankruptcy period. The Company has reimbursed in full the affiliate as of March 31, 2000.

NOTE K - INCOME TAXES

     The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes ("SFAS 109"). At March 31, 1999, the Company had accumulated net operating loss carryforwards of approximately $160 million, which expire through 2020. This amount will be reduced by pre-petition debts forgiven or settled at less than

                           CPX CORP. AND SUBSIDIARIES

                             MARCH 31, 2000 and 1999

the original value as approved in the Plan. The Company also has cumulative research and development tax credit carryforwards of approximately $5 million, which expire through 2013. Differences between the tax bases of assets and liabilities and their financial statement amounts are reflected as deferred income taxes based on enacted tax rates. The principal differences in bases result from changes in various accrued liabilities. The accumulated net operating loss, research and development credit carryforwards and the differences between tax and financial reporting bases of litigation accruals result in net deferred income tax assets of approximately $61.6 million which have been reduced by a valuation allowance of an equal amount.

     The Company's ability to use its net operating losses to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended (the "Code"). These restrictions could limit the Company's future use of its net operating losses if certain stock ownership changes described in the Code occur.