Form 10-K/A
period 2000-03-31
CPX CORP
filed 2000-07-31
CIK 878377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KA
(MARK ONE)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   March  31, 2000


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the  transition  period  from _____________ to _________________


                         Commission file number 0-19472


                                    CPX CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                    94-3087971
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                      identification no.)

150 East 52nd Street, 21st Floor, New York, N.Y.        10022
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

Issuer's telephone number, including area code: (212) 813-1500


Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:


              Title of Each Class
              -------------------

Common Stock, $.001 par value


         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

         The number of shares of the Registrant's $.001 par value Common Stock outstanding as of May 30, 2000 was 14,633,985.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         As of July 28, 2000, the executive officers and directors of CPX Corp. (the "Company") are as follows:


NAME                                PRINCIPAL OCCUPATION                                             AGE
----                                --------------------                                             ---
Warren G. Lichtenstein              DIRECTOR OF THE COMPANY SINCE 1999.  President and               34
                                    Chief Executive Officer of the Company since June 23,
                                    1999.  Chairman of the Board, Secretary and Managing
                                    Member of Steel Partners, L.L.C., the general partner of
                                    Steel Partners II, L.P. since January 1996.  Chairman
                                    and director of Steel Partners, Ltd., the general partner
                                    of Steel Partners Associates, L.P., which was the
                                    general partner of Steel Partners II, L.P. from 1993 to
                                    January  1996.  Mr. Lichtenstein has also served as
                                    President and director of Marsel Mirror and Glass
                                    Products, Inc. ("Marsel"), a subsidiary of Gateway
                                    Industries, Inc. ("Gateway"), from Marsel's inception in
                                    July 1995 until shortly after the acquisition of its
                                    business by Gateway in November 1995, and continued
                                    as a director until its disposition in December 1996.
                                    Marsel filed for protection under Chapter 11 of the
                                    United States Bankruptcy Code shortly following
                                    Gateway's disposition of its interest in Marsel.  Mr.
                                    Lichtenstein is a member of the board of directors of
                                    Gateway Industries, Inc., WebFinancial Corporation,
                                    PLM.

Steven Wolosky                      DIRECTOR OF THE COMPANY SINCE 1999.  Partner,                    44
                                    Olshan Grundman Frome Rosenzweig & Wolosky
                                    LLP, counsel to Steel Partners II, L.P., since prior
                                    to 1995.  Mr. Wolosky is also Assistant Secretary
                                    of WHY Corporation.

Larry Callahan                      DIRECTOR OF THE COMPANY SINCE 1999.  Special                     38
                                    situations  analyst,   Huntleigh  Securities
                                    since  February  1998.  Prior  to  that  Mr.
                                    Callahan was a portfolio manager with Linder
                                    Funds since prior to 1995.


Brian Lorber                        SECRETARY AND TREASURER.  SECRETARY AND                   25
                                    TREASURER OF THE COMPANY SINCE JUNE
                                    1999.  Analyst with Steel Partners II, L.P.
                                    since January 1998.  Mr. Lorber graduated
                                    from The George Washington University in
                                    1997 with a degree in business
                                    administration.

ITEM 11.          EXECUTIVE COMPENSATION

         Mr. Lichtenstein became President and Chief Executive Officer of the Company on June 23, 1999. Mr. Lichtenstein did not receive any compensation from the Company for the fiscal year ended March 31, 2000 and no officer of the Company at March 31, 2000 received compensation in excess of $100,000 for the fiscal year ended March 31, 2000.

STOCK OPTION GRANTS AND OPTION VALUES

         During the fiscal years ended March 31, 2000, 1999 and 1998, there were no stock options granted to the Chief Executive Officer of the Company. At March 31, 2000, the Chief Executive Officer of the Company did not hold any stock options and the Chief Executive Officer did not exercise any options in the fiscal year ended March 31, 2000.

EMPLOYMENT AGREEMENTS

         The Company currently has no employment agreements with any executive officer.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information concerning ownership of the Company's Common Stock, as of June 30, 2000, by each person known to be the beneficial owner of more than five percent of the Common Stock and the address of such individuals or entities, each director, nominees for director, and by all directors and executive officers of the Company as a group:


                                                                Percentage of
           Name                             Shares              Outstanding
     of Beneficial Owner               Beneficially Owned       Common Stock
     -------------------               ------------------       ------------
Warren G. Lichtenstein (1)(2)
150 E. 52nd Street, 21st Floor
New York, New York 10022                    4,341,862                29.7%

Steel Partners II, L.P.
150 E. 52nd Street, 21st Floor
New York, New York 10022                    2,180,362                14.9%

J. Ezra Merkin
Gabriel Capital Corp.
450 Park Avenue                               740,797(3)              5.1%
New York, New York 10022

Brian Lorber                                      -0-(4)              -0-

Larry Callahan                                    -0-(4)              -0-

Steven Wolosky                                    -0-                 -0-

All directors and executive                 4,341,862                 29.7%
officers as a group (4 persons)



(1) Includes: (i) 2,180,362 shares owned by Steel Partners II, L.P., an entity controlled by Mr. Lichtenstein, and (ii) 2,161,500 shares owned directly by Mr. Lichtenstein.
(2) More than one beneficial owner is listed above for the same securities, since the shares owned beneficially by Steel Partners II, L.P. are included in the shares beneficially owned by Mr. Lichtenstein. See note
         (1) above.
(3) Based on Schedule 13G filed jointly in February 2000 by J. Ezra Merkin and Gabriel Capital Corporation ("Gabriel"). Mr. Merkin is deemed the beneficial owner of 740,797 shares of Common Stock by virtue of (i) his position as General Partner, president and sole stockholder of Gabriel, which owns 299,282 shares of Common Stock and (ii) Gabriel, as the investment advisor to Ariel Fund Limited ("Ariel"), having the power to vote and to direct the voting of and the power to dispose and direct the disposition of the 441,515 shares of Common Stock owned by Ariel.
(4) Excludes options to purchase 150,000 shares of Common Stock, subject to shareholder approval, and not currently exercisable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company, under its former name, "CellPro", filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy
Code on October 28, 1998, Case No. 98-13604 in the United States Bankruptcy Court for the Western District of Washington, Judge Karen Overstreet presiding, and the Company commenced liquidation shortly thereafter. On May 21, 1999, the Bankruptcy Court issued an order confirming the Company's Second Amended Plan of Reorganization (the "Plan") dated as of May 10, 1999. The effective date of the Plan occurred on June 1, 1999. Under such Plan, certain pre-petition creditors of the Company were issued cash and property for extinguishing their claims against the Company. The Company entered into a Settlement Agreement dated September 1998, with The John Hopkins University, Becton Dickinson and Company and Baxter Healthcare Corporation, pursuant to which the Company made a cash payment to settle certain patent litigation. The Company also entered into a Securities Settlement Agreement to extinguish a certain securities class action claim and a Florida Securities Settlement Agreement to extinguish a state securities action, both for cash payments.

         The Company announced in June 1999 that it had changed its name to CPX Corp. from CellPro, Incorporated. Also during June 1999 the Company distributed funds to equity holders and in September 1999 made final distribution of funds to equity holders having received the $1.4 million proceeds from a legal settlement.

         Steven Wolosky, a director of the Company, is a member of the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP, which law firm has been retained by the Company during the last fiscal year. Fees received from the Company by such firm during the last fiscal year did not exceed 5% of such firm's or the Company's revenues.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CPX CORP.



                                        By: /s/ Warren G. Lichtenstein
                                           ------------------------------------
                                           Warren G. Lichtenstein, President
                                              and Chief Executive Officer

Dated: July 31, 2000