Form 10-Q
period 2000-06-30
CPX CORP
filed 2000-08-11
CIK 878377

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
   (Mark One)

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


               150 East 52nd Street 21st Floor, New York, NY 10022 (Address of registrant's principal executive offices) (Zip Code)

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

                                                               Outstanding at
                                                               July 31, 2000

Common Stock, $0.001 par value                                  14,633,985

                                      INDEX



                                                                            PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets - June 30, 2000 (unaudited)
         and March 31, 2000................................................   3

         Consolidated Statements of Operations -
         Three months ended June 30, 2000 and 1999 (unaudited).............   4

         Condensed Consolidated Statements of Cash Flows -
         Three months ended June 30, 2000 and 1999 (unaudited).............   5

         Notes to Consolidated Financial Statements........................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................   7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   8

Item 6.  Exhibits and Reports on Form 8-K..................................   8

All other items under Part II are inapplicable or have a negative response and are therefore omitted.

SIGNATURES.................................................................   9

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CPX CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2000 (unaudited) and MARCH 31, 2000

                                                                      June 30,              March 31,
                                                                        2000                  2000
                                                                     (Unaudited)

ASSETS

     Cash and cash equivalents                                   $     1,277,592         $    1,276,667
                                                                 ---------------         --------------

Total assets                                                     $     1,277,592         $    1,276,667
                                                                 ===============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $        31,372         $       32,551
                                                                 ---------------         --------------

Total liabilities                                                         31,372                 32,551

Stockholders' equity:
     Preferred stock, $.001 par value; 1,000,000
         shares authorized and unissued                                       --                     --
     Common stock, $.001 par value; 29,000,000
         shares authorized; 14,633,985 shares issued
         and outstanding                                                  14,634                 14,634
     Additional paid-in capital                                      165,371,947            165,371,947
     Accumulated deficit                                            (164,140,361)          (164,142,465)
                                                                ----------------        ---------------

Total stockholders' equity                                             1,246,220              1,244,116
                                                                 ---------------         --------------


Total liabilities and stockholders' equity                       $     1,277,592         $    1,276,667
                                                                 ===============         ==============


          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)

                                                                                 2000                 1999
                                                                                 -------------------------

Revenues                                                                              --                   --

Costs and expenses:

     Selling, general and administrative                                          15,065              436,084
                                                                          --------------       --------------

         Total costs and expenses                                                 15,065              436,084
                                                                          --------------       --------------

              Loss from operations                                               (15,065)            (436,084)

Other income (expense):
     Interest income                                                              16,576              159,675
     Interest expense                                                                 --             (117,026)
     Other, net                                                                      594                   --
                                                                          --------------       --------------

         Total other income                                                       17,170               42,649
                                                                          --------------       --------------

              Net income (loss)                                           $        2,104       $     (393,435)
                                                                          ==============       ==============



Net income (loss) per share - basic and diluted                           $         0.00       $        (0.03)


Weighted average number of common shares
     outstanding during the period - basic and diluted                        14,633,985           14,633,985




          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                2000                  1999
                                                                                --------------------------

Net cash provided by (used in) operating activities                       $          925       $   (1,482,772)
                                                                          --------------       --------------


Cash flows from investing activities:

   Proceeds from sale of fixed assets                                                 --                  650
                                                                          --------------       --------------


Cash flows from financing activities:

   Payments on pre petition debt, net                                                 --          (11,315,564)
   Distribution to shareholders                                                       --           (3,173,137)
                                                                          --------------       --------------

   Net cash used in financing activities                                              --          (14,488,701)
                                                                          --------------       ---------------

Net increase (decrease) in cash and cash equivalents                                 925          (15,970,823)

Cash and cash equivalents:
    Beginning of period                                                        1,276,667           17,061,247
                                                                          --------------       --------------

    End of period                                                         $    1,277,592       $    1,090,424
                                                                          ==============       ==============


          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)

1.       Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes there to contained in the Company's Report on Form 10-K for the year ended March 31, 2000. In the opinion of management, all adjustments necessary for a fair presentation of the interim operating results are reflected herein. All such adjustments are normal and recurring in nature. Results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected either for any other quarter in the year ending March 31, 2001 or for the entire year ending March 31, 2001.

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

3.       Bankruptcy Plan and Distribution of Funds

     On October 28, 1998, CellPro, Incorporated ("CellPro") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, Case No. 98-13604 in the United States Bankruptcy Court for the Western District of Washington, Judge Karen Overstreet presiding (the "Bankruptcy Court"). On May 21, 1999 the Bankruptcy Court issued an order confirming CellPro's Second Amended Plan of Reorganization (the "Plan") dated as of May 10, 1999. The effective date of the Plan occurred on June 1, 1999, at which time the company changed its name to CPX Corp.

4.       Net Income (Loss) Per Share

     Presentation of basic earnings per share ("EPS") and diluted EPS on the face of the consolidated statements of operations is required for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur on exercise or conversion of securities into common stock using the treasury stock method. However, potential common shares that are considered to be anti-dilutive are excluded from the computation of diluted EPS. Since the Company has a loss from operations during the three months ended June 30, 1999, inclusion of potential common shares would be anti-dilutive. Accordingly, such potential common shares have been excluded from the computation of diluted EPS resulting in the same amount for both basic and diluted EPS. For the three months ended June 30, 2000 there were no potentially dilutive instruments outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

OVERVIEW

     The Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 28, 1998, and the Company commenced liquidation shortly thereafter. The Company announced in June 1999 that it had changed its name to CPX Corp. from Cellpro, Incorporated. In accordance with the plan the Company distributed funds to equity holders in June 1999. In addition, the Company made a final distribution in September 1999 based on the proceeds of a legal settlement and the sale of its European subsidiaries.

     Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements is set forth in the section entitled "Investment Considerations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000," and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any such forward-looking statements or comment on the reasons why actual results may differ therefrom.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled approximately $1.278 million as of June 30, 2000 and approximately $1.277 million as of March 31, 2000. Net income of $2,104 for the three months ended June 30, 2000 and reduced accounts payable generated the small increase in cash. The Company's working capital balance at June 30, 2000 was approximately $1.246 million. The Company is seeking an acquisition or other business combination and management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future. There can be no assurance that the Company will be able to locate or purchase a business, or that any such business will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

RESULTS OF OPERATIONS

     Income (Loss) from operations for the three months ended June 30, 2000 and 1999 were $2,104 and $(393,435), respectively.

     General and administrative expenses for the three months ended June 30, 2000, and 1999 were $15,065 and $436,084, respectively. Legal expenses related to the bankruptcy were the major component of the first quarter 1999 expenses. Legal and administrative expenditures comprised the expenses for the first quarter of 2000. Other income for the quarter ended June 30, 2000 was almost entirely interest income of $17,170 versus other income of $42,649 for the quarter ended June 30, 1999 comprised of a net of interest income and interest expense for that quarter.

                           PART II: OTHER INFORMATION

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

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CPX, CORP. (Registrant)



                                    By /s/Warren G. Lichtenstein
                                       ------------------------------------
                                       Warren G. Lichtenstein
                                       President


                                    By /s/Brian Lorber
                                       ------------------------------------
                                       Brian Lorber
                                       Secretary/Treasurer


Date:  August 11, 2000