Form 10-Q
period 2000-09-30
CPX CORP
filed 2000-11-14
CIK 878377

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                                                Outstanding at
                                                               October 16, 2000

Common Stock, $0.001 par value                                    14,633,985

                                      INDEX



                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets - September 30, 2000 (unaudited)
         and March 31, 2000..................................................  3

         Consolidated Statements of Operations -
         Three months ended September 30, 2000 and 1999 (unaudited)..........  4

         Consolidated Statements of Operations -
         Six months ended September 30, 2000 and 1999 (unaudited)............  5

         Condensed Consolidated Statements of Cash Flows -
         Six months ended September 30, 2000 and 1999 (unaudited)............  6

         Notes to Consolidated Financial Statements..........................  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................  8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................  9

Item 6.  Exhibits and Reports on Form 8-K....................................  9

         All other items under Part II are inapplicable or have a negative response and are therefore omitted.

SIGNATURES................................................................... 10

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CPX CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                SEPTEMBER 30, 2000 (unaudited) and MARCH 31, 2000

                                                                       September 30,             March 31,
                                                                            2000                    2000
                                                                      ---------------         --------------
                                                                        (Unaudited)
ASSETS

     Cash and cash equivalents                                        $     1,304,000         $    1,277,000
                                                                      ---------------         --------------

Total assets                                                          $     1,304,000         $    1,277,000
                                                                      ===============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $         4,000         $       33,000
                                                                      ---------------         --------------

Total liabilities                                                               4,000                 33,000

Stockholders' equity:
     Preferred stock, $.001 par value; 1,000,000
         shares authorized and unissued                                            --                     --
     Common stock, $.001 par value; 29,000,000
         shares authorized; 14,633,985 shares issued
         and outstanding                                                       15,000                 15,000
     Additional paid-in capital                                           165,372,000            165,372,000
     Accumulated deficit                                                 (164,087,000)          (164,143,000)
                                                                      ---------------         --------------

Total stockholders' equity                                                  1,300,000              1,244,000
                                                                      ---------------         --------------


Total liabilities and stockholders' equity                            $     1,304,000         $    1,277,000
                                                                      ===============         ==============

          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                            2000                    1999
                                                                      --------------          --------------

Revenues                                                                          --                      --

Costs and expenses:

     Selling, general and administrative                              $        4,000          $      389,000
                                                                      --------------          --------------

         Total costs and expenses                                              4,000                 389,000
                                                                      --------------          --------------

              Loss from operations                                            (4,000)               (389,000)

Other income (expense):
     Interest income                                                          18,000                   8,000
     Legal settlement                                                             --               1,400,000
     Administrative reserve                                                       --                 250,000
     Other, net                                                               40,000                   2,000
                                                                      --------------          --------------

         Total other income                                                   58,000               1,660,000
                                                                      --------------          --------------

              Net income                                              $       54,000          $    1,271,000
                                                                      ==============          ==============



Net income per share - basic and diluted                              $         0.00          $         0.09
                                                                      ==============          ==============


Weighted average number of common shares
     outstanding during the period - basic and diluted                    14,634,000              14,634,000



          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                            2000                    1999
                                                                      --------------          -------------

Revenues                                                                          --                     --

Costs and expenses:

     Selling, general and administrative                              $       19,000          $     825,000
                                                                      --------------          -------------

         Total costs and expenses                                             19,000                825,000
                                                                      --------------          -------------

              Loss from operations                                           (19,000)              (825,000)

Other income (expense):
     Interest income                                                          35,000                168,000
     Interest expense                                                             --               (117,000)
     Legal settlement                                                             --              1,400,000
     Administrative reserve                                                       --                250,000
     Other, net                                                               40,000                  2,000
                                                                      --------------          -------------

         Total other income                                                   75,000              1,703,000
                                                                      --------------          -------------

              Net income                                              $       56,000          $     878,000
                                                                      ==============          =============



Net income (loss) per share - basic and diluted                       $         0.00          $        0.06
                                                                      ==============          =============


Weighted average number of common shares
     outstanding during the period - basic and diluted                    14,634,000             14,634,000



          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                            2000                    1999
                                                                      --------------          --------------

Cash flows from investing activities:

   Net cash provided by (used in) operating activities                $       27,000          $     (210,700)


Cash flows from investing activities:

     Proceeds from sale of subsidiary and equipment                               --                 370,700
                                                                      --------------          --------------
   Net cash provided by investing activities                                      --                 370,700

Cash flows from financing activities:

     Payments on pre petition debt, net                                           --             (11,315,000)
     Distribution to shareholders                                                 --              (4,637,000)
                                                                      --------------          --------------

   Net cash used in financing activities                                          --             (15,952,000)
                                                                      --------------          --------------

Net increase (decrease) in cash and cash equivalents                          27,000             (15,792,000)

Cash and cash equivalents:

    Beginning of period                                                    1,277,000              17,061,000
                                                                      --------------          --------------

    End of period                                                     $    1,304,000          $    1,269,000
                                                                      ==============          ==============


          See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes there to contained in the Company's Report on Form 10-K for the year ended March 31, 2000. In the opinion of management, all adjustments necessary for a fair presentation of the interim operating results are reflected herein. All such adjustments are normal and recurring in nature. Results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected either for any other quarter in the year ending March 31, 2001 or for the entire year ending March 31, 2001.

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

4.   Net Income Per Share

     Presentation of basic earnings per share ("EPS") and diluted EPS on the face of the consolidated statements of operations is required for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period. For the three and six months ended September 30, 2000 and 1999, there were no potentially dilutive instruments outstanding. Accordingly basic and fully diluted shares are the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

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

     Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any such forward-looking statements or comment on the reasons why actual results may differ therefrom.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled approximately $1.304 million as of September 30, 2000 and approximately $1.277 million as of March 31, 2000. Net income of $56,000 for the six months ended September 30, 2000 and reduced accounts payable generated the small increase in cash. The Company's working capital balance at September 30, 2000 was approximately $1.3 million. The Company is seeking an acquisition or other business combination and management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future. There can be no assurance that the Company will be able to locate or purchase a business, or that any such business will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

RESULTS OF OPERATIONS

     Income from operations for the three months ended September 30, 2000 and 1999 were $54,000 and $1,271,000, respectively. Income for the quarter ended September 30, 2000 included bank interest of $18,000 and refunds of previously expensed legal fees of $40,000. For the quarter ended September 30, 1999 income consisted of $1.4 million for a settlement, $8,000 interest earned, and $2,000 in refunds.

     For the six months ended September 30, 2000 and 1999 income was $56,000 and $878,000, respectively. For the six months during 2000, income items included $35,000 interest and $40,000 for refunds. The six month period ended September 30, 1999 income included $1.4 million legal settlement, $250,000 reversal of an administrative reserve, and $168,000 for interest. All the income items are considered other income as there was no revenue earned.

     General and administrative expenses for the three months ended September 30, 2000, and 1999 were $4,000 and $389,000, respectively. The 2000 quarter expenses were accounting and administrative. Legal expenses related to the bankruptcy were the major component of the second quarter 1999 expenses. General and administrative expenses for the six months ended September 30, 2000 and 1999 were $19,000 and $825,000, respectively, with each time period reflecting nearly equal expenditure on administrative and legal.

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

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, he Registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CPX, CORP. (Registrant)



                                            /s/Warren G. Lichtenstein
                                            ------------------------------------
                                            Warren G. Lichtenstein
                                            President

                                            /s/Brian Lorber
                                            ------------------------------------
                                            Brian Lorber
                                            Secretary/Treasurer


Date:  November 14, 2000