Form 10-Q
period 2000-12-31
CPX CORP
filed 2001-02-13
CIK 878377

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                                                                Outstanding at
                                                               January 31, 2001

Common Stock, $0.001 par value                                   14,633,985

                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets - December 31, 2000 (unaudited)
         and March 31, 2000....................................................3

         Consolidated Statements of Operations -
         Three months ended December 31, 2000 and 1999 (unaudited).............4

         Consolidated Statements of Operations -
         Nine months ended December 31, 2000 and 1999 (unaudited)..............5

         Condensed Consolidated Statements of Cash Flows -
         Nine months ended December 31, 2000 and 1999 (unaudited)..............6

         Notes to Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................9

Item 6.  Exhibits and Reports on Form 8-K......................................9

         All other items under Part II are inapplicable or have a negative response and are therefore omitted.

SIGNATURES....................................................................10

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CPX CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                DECEMBER 31, 2000 (unaudited) and MARCH 31, 2000

                                                                              December 31,              March 31,
                                                                                  2000                    2000
                                                                                  ----------------------------
                                                                               (Unaudited)

                                     ASSETS

     Cash and cash equivalents                                             $     1,311,000         $    1,277,000
                                                                           ---------------         --------------

Total assets                                                               $     1,311,000         $    1,277,000
                                                                           ===============         ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $         9,000         $       33,000
                                                                           ---------------         --------------

Total liabilities                                                                    9,000                 33,000

Stockholders' equity:
     Preferred stock, $.001 par value; 1,000,000
         shares authorized and unissued                                                 --                     --
     Common stock, $.001 par value; 29,000,000
         shares authorized; 14,633,985 shares issued
         and outstanding                                                            15,000                 15,000
     Additional paid-in capital                                                165,372,000            165,372,000
     Accumulated deficit                                                      (164,085,000)          (164,143,000)
                                                                           ----------------        ---------------

Total stockholders' equity                                                       1,302,000              1,244,000
                                                                           ---------------         --------------


Total liabilities and stockholders' equity                                 $     1,311,000         $    1,277,000
                                                                           ===============         ==============


           See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                 2000                 1999
                                                                                 -------------------------

Revenues                                                                              --                   --

Costs and expenses:

     Selling, general and administrative                                  $       16,000       $       48,000
                                                                          --------------       --------------

         Total costs and expenses                                                 16,000               48,000
                                                                          --------------       --------------

              Loss from operations                                               (16,000)             (48,000)

Other income:
     Interest income                                                              18,000               29,000
     Other, net                                                                       --               13,000
                                                                          --------------       --------------

         Total other income (expense)                                             18,000               42,000
                                                                          --------------       --------------

              Net income (loss)                                           $        2,000       $       (6,000)
                                                                          ==============       ==============



Net income (loss) per share - basic and diluted                           $         0.00       $        (0.00)
                                                                          ==============       ==============


Weighted average number of common shares
     outstanding during the period - basic and diluted                        14,634,000           14,634,000



           See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                 2000                 1999
                                                                                 -------------------------

Revenues                                                                              --                   --

Costs and expenses:

     Selling, general and administrative                                  $       35,000        $     873,000
                                                                          --------------        -------------

         Total costs and expenses                                                 35,000              873,000
                                                                          --------------        -------------

              Loss from operations                                               (35,000)            (873,000)

Other income (expense):
     Interest income                                                              53,000              197,000
     Interest expense                                                                 --             (117,000)
     Legal settlement                                                                 --            1,400,000
     Administrative reserve                                                           --              250,000
     Other, net                                                                   40,000               15,000
                                                                          --------------        -------------

         Total other income                                                       93,000            1,745,000
                                                                          --------------        -------------

              Net income                                                  $       58,000        $     872,000
                                                                          ==============        =============



Net income per share - basic and diluted                                  $         0.00        $        0.06
                                                                          ==============        =============


Weighted average number of common shares
     outstanding during the period - basic and diluted                        14,634,000          14,634,000




           See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                                 2000                 1999
                                                                                 -------------------------

Cash flows from investing activities:

   Net cash provided by (used in) operating activities                    $       34,000       $     (217,000)


Cash flows from investing activities:

     Proceeds from sale of subsidiary and equipment                                   --              370,000
     Proceeds from sale of equipment                                                  --                1,000
                                                                          --------------       --------------

   Net cash provided by investing activities                                          --              371,000

Cash flows from financing activities:

     Payments of pre petition debt, net                                               --          (11,315,000)
     Distribution to shareholders                                                     --           (4,637,000)
                                                                          --------------       --------------

   Net cash used in financing activities                                              --          (15,952,000)
                                                                          --------------       ---------------

Net increase (decrease) in cash and cash equivalents                              34,000          (15,798,000)

Cash and cash equivalents:

    Beginning of period                                                        1,277,000           17,061,000
                                                                          --------------       --------------

    End of period                                                         $    1,311,000       $    1,263,000
                                                                          ==============       ==============



           See accompanying notes to consolidated financial statements.

                           CPX CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes there to contained in the Company's Report on Form 10-K for the year ended March 31, 2000. In the opinion of management, all adjustments necessary for a fair presentation of the interim operating results are reflected herein. All such adjustments are normal and recurring in nature. Results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected either for any other quarter in the year ending March 31, 2001 or for the entire year ending March 31, 2001.

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

3.       Bankruptcy Plan and Distribution of Funds

         On October 28, 1998, CellPro, Incorporated ("CellPro") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, (Case No. 98-13604) in the United States Bankruptcy Court for the Western District of Washington, Judge Karen Overstreet presiding (the "Bankruptcy Court"). On May 21, 1999, the Bankruptcy Court issued an order confirming CellPro's Second Amended Plan of Reorganization (the "Plan") dated as of May 10, 1999. The effective date of the Plan occurred on June 1, 1999, at which time the company changed its name to CPX Corp. In accordance with the Plan the Company distributed funds to equity holders in June 1999. In addition, the Company made a final distribution in September 1999 based on the proceeds of a legal settlement and the sale of its European subsidiaries.

4.       Net Income Per Share

         Presentation of basic earnings per share ("EPS") and diluted EPS on the face of the consolidated statements of operations is required for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period. For the three and nine months ended December 31, 2000 and 1999, there were no potentially dilutive instruments outstanding. Accordingly basic and fully diluted shares are the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents totaled approximately $1.311 million as of December 31, 2000 and approximately $1.277 million as of March 31, 2000. Net income of $58,000 for the nine months ended December 31, 2000 and reduced accounts payable generated the net increase in cash. The Company's working capital balance at December 31, 2000 was approximately $1.302 million. The Company is seeking an acquisition or other business combination and management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future. There can be no assurance that the Company will be able to locate or purchase a business, or that any such business will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

RESULTS OF OPERATIONS

         Net income (loss) for the three months ended December 31, 2000 and 1999 were $2,000 and ($6,000), respectively. Income for the quarter ended December 31, 2000 included bank interest of $18,000. For the quarter ended December 31, 1999, income consisted of $29,000 interest earned, and $13,000 in refunds.

          For the nine months ended December 31, 2000 and 1999 net income was $58,000 and $872,000 respectively. For the nine months during 2000, income items included $53,000 interest and refunds of previously expensed legal fees of $40,000. For the nine-month period ended December 31, 1999, income included a $1.4 million legal settlement, a $250,000 reversal of an administrative reserve, and $197,000 of interest income. All the income items are considered other income as there was no revenue.

         General and administrative expenses for the three months ended December 31, 2000, and 1999 were $16,000 and $48,000, respectively. Expenses incurred during the third quarter of 2000 were for legal items as opposed to the third quarter of 1999 which included legal, accounting and administrative expenses. General and administrative expenses for the nine months ended December 31, 2000 and 1999 were $35,000 and $873,000, respectively. For 2000, the expenses were predominantly legal and for 1999 the expenses were legal, accounting and administrative related to the Bankruptcy.

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

                                            CPX, CORP. (Registrant)



                                            /s/Warren G. Lichtenstein
                                            ------------------------------------
                                            Warren G. Lichtenstein
                                            President

                                            /s/Jack L. Howard
                                            ------------------------------------
                                            Jack L. Howard
                                            Secretary/Treasurer


Date:  February 13, 2001