Form 10-K
period 2001-03-31
CPX CORP
filed 2001-06-07
CIK 878377

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2001

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-19472

      CPX Corp.
(Exact Name of Registrant as Specified in Its Charter)

      Delaware
(State or Other Jurisdiction of Incorporation or Organization)

      94-3087971
(I.R.S. Employer Identification No.)

150 East 52nd Street 21st Floor,
      New York, New York 10022
(Address of Principal Executive Offices) (Zip Code)

                 (877) 431-2942
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, $.001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form.  [  ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes [X]    No [  ]

         Based on the closing price of the registrant’s Common Stock on April 24, 2001, the aggregate market value of the 9,946,223 outstanding shares of Common Stock held by non-affiliates of the registrant was $875, 267. Solely for the purposes of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusions should not be deemed a determination or an admission of the registrant that such individuals are, in fact, affiliates of the registrant.

         The number of shares of common stock issued and outstanding as of April 24, 2001 was 14,633,985.

DOCUMENTS INCORPORATED BY REFERENCE:  Definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Stockholders, Part III.

CPX CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

Item  1.   Business

Overview

        CPX Corp. (the “Company”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 28, 1998, and the Company commenced a plan of reorganization shortly thereafter. On May 21, 1998, the Bankruptcy Court issued an order confirming the Company’s Amended Plan of Reorganization (the “Plan”) pursuant to which the Company distributed funds to equity holders and in September 1999 made a final distribution of funds to equity holders from the $370,030 proceeds from the sale of its European subsidiaries. The Company announced in June of 1999 that it had changed its name to CPX Corp. from Cellpro, Incorporated. All former pre-petition liabilities and contingencies have been satisfied pursuant to the Plan.

Description of Business

        The Company currently has no operating business. Management is pursuing various strategic alternatives that include the possible use of the Company’s remaining net assets to acquire, merge, consolidate or otherwise combine with an operating business or businesses; however, there is no assurance that any such alternatives will occur.

Item  2.   Properties

         The principal executive offices of the Company are located at 150 East 52nd Street, 21st Floor, New York, New York 10022.

Item  3.  Legal Proceedings

         There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

Item  4.  Submission of Matters to a Vote of Security Holders

        None

PART II

Item  5.  Market for Registrant’s Common Equity and Related Stockholder Matters

        The Common Stock was listed on the Nasdaq National Market System until October 29, 1998, at which time the Common Stock was delisted. The Common stock traded on the OTC Bulletin Board (symbol “CPRO”) until October 4, 1999 when it was delisted from the OTC Bulletin Board and is presently quoted on the Pink Sheets. The Company had 349 holders of record of Common Stock on April 24, 2001. High and low bid prices of the Common Stock, as reported on the OTC Bulletin Board and Pink Sheets are shown in the table below. Such prices represent quotations between broker-dealers, do not include retail mark-ups, markdowns or commissions, and may not necessarily reflect prices in actual transactions.

	Year ended March 31, 2001		Year ended March 31, 2000

	High	Low	High	Low
First Quarter	$.150	$.080	$.210	$.100
Second Quarter	.095	.063	.290	.140
Third Quarter	.110	.060	.110	.070
Fourth Quarter	.095	.085	.190	.070

        The Company paid no dividends on its Common Stock in fiscal years 2001 or 2000. However, during the year ended March 31, 2000, the shareholders of the Company received cash distributions of $ .31 per share pursuant to the Plan.

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

Consolidated Statements of Operations Data:	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998	March 31, 1997

Revenues	$ --	$ --	$ 10,287,440	$ 11,021,260	$ 9,662,374

Cost of product sales	--	--	12,233,636	4,993,462	5,161,389
Other cost of sales	--	--	--	3,059,678	--
Research and development	--	--	6,030,459	13,817,562	16,243,501
Selling, general & admin. expenses	53,832	770,542	4,903,858	13,671,379	15,379,650
Employee compensation	--	--	5,891,023	--	--
Total costs & expenses	53,832	770,542	29,058,976	35,542,081	36,784,540

Operating loss	(53,832)	(770,542)	(18,771,536)	(24,520,821)	(27,122,166)

Interest income, net	70,139	94,578	924,788	2,218,138	3,544,104
Loss on sale of subsidiary	--	--	(2,508,157)	--	--
Litigation provision	--	(1,217,165)	(5,533,393)	--	(17,000,000)
Gain on legal settlement	--	1,400,000	--	--	--
Other income (expense), net	40,423	1,246,044	(712,883)	(221,703)	(337,322)

Net income (loss)	$ 56,730	$ 752,915	$(26,601,181)	$(22,524,386)	$(40,915,384)
	––––––––––	––––––––––	––––––––––	––––––––––	––––––––––

Basic and diluted net earnings (loss) per common share	$ .00	$ .05	$ (1.82)	$ (1.55)	$ (2.84)
	––––––––––	––––––––––	––––––––––	––––––––––	––––––––––

Consolidated Balance Sheet Data:	As of March 31, 2001	As of March 31, 2000	As of March 31, 1999	As of March 31, 1998	As of March 31, 1997

Cash, cash equivalents and marketable securities	$ 1,325,085	$ 1,276,667	$ 18,428,990	$ 20,209,344	$ 54,043,175

Total assets	1,325,085	1,276,667	19,237,949	49,844,146	76,123,697

Long-term debt, net of current portion	--	--	--	233,852	152,943

Total stockholders’ equity	1,300,846	1,244,116	5,027,737	30,504,996	52,780,648

Item   7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 28, 1998, and the Company commenced a plan of reorganization shortly thereafter. On May 21, 1998, the Bankruptcy Court issued an order confirming the Company’s Amended Plan of Reorganization (the “Plan”) pursuant to which the Company distributed funds to equity holders and in September 1999 made a final distribution of funds to equity holders from the $370,030 proceeds from the sale of its European subsidiaries. The Company announced in June of 1999 that it had changed its name to CPX Corp. from Cellpro, Incorporated. All former pre-petition liabilities and contingencies have been satisfied pursuant to the Plan.

        Except for disclosures that report the Company’s historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements is set forth in this Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any such forward-looking statements or comment on the reasons why actual results may differ therefrom.

Liquidity and Capital Resources

        The Company’s cash and cash equivalents were $1,325,085 as of March 31, 2001 and $1,276,667 as of March 31, 2000. The income from interest and refunds less payment of current liabilities account for the increase in cash. At March 31, 2001, the Company’s working capital balance was $1,300,846. The Company is seeking an acquisition or other business combination and management believes its cash position is sufficient to cover administrative expenses and current obligations for the foreseeable future. There can be no assurance that the Company will be able to locate or purchase a business, or that any such business will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

Results of Operations

         2001 Compared to 2000

        Net income for the years ended March 31, 2001 and 2000 were $56,730 and $752,915, respectively. The income during the year ended March 31, 2000 resulted primarily from a legal settlement and interest income. The income for the year ended March 31, 2001 consisted of $70,139 of interest income and refunds of previously expensed legal fees of $39,220 and other refunds of $1,203.

        Total expenses for the year ended March 31, 2001 were $53,832 and included $48,411 of legal and accounting fees and $5,291 of other administrative costs. Expenses for the year ended March 31, 2000 were $770,542 and consisted of $414,526 of legal fees, $64,340 of accounting fees, $286,182 of general and administrative expenses related to the bankruptcy and $5,494 of administrative expenses not related to the bankruptcy.

        Management believes that annual expenditures for 2002 may be limited to legal, auditing and accounting and minor administrative costs in the range of approximately $50,000 to $100,000, and interest income should be approximately $40,000 to $60,000. Other expenditures may include costs and due diligence related to potential investment opportunities.

         2000 Compared to 1999

        Net income (loss) for the years ended March 31, 2000 and 1999, were $752,915 and $(26,601,181), respectively. The income during the year ended March 31, 2000 primarily resulted from a legal settlement and interest income which exceeded administrative expenses.

        Total operating expenses for the year ended March 31, 2000 were $770,542 and consisted of $414,526 of legal fees, $64,340 of accounting fees, and $286,182 of general and administrative expenses related to costs of the bankruptcy and $5,494 of administrative expenses not related to the bankruptcy. Other income and expenses included income from a legal settlement of $1,400,000, realized gains on transfer of marketable securities of $1,217,165, interest income of $211,604, and interest expense of $117,026. The Company had no operating income for the year ended March 31, 2000, and therefore, comparison to the years ended March 31, 1999 is not meaningful. The Company had pharmaceutical sales and operations during the year ended March 31, 1999 and earlier years.

        At March 31, 1999, all but $3,000 of the Company’s property and equipment had been sold, disposed of, or liquidated. At March 31, 1999, the Company’s financial statements were recorded on the liquidation basis of accounting. All bankruptcy costs were accrued for during the year ended March 31, 1999.

Item   7A.  Qualitative and Quantitative Disclosure About Market Risk

         Not Applicable.

Item  8.   Financial Statements and Supplementary Data

        See the Company’s consolidated financial statements contained elsewhere herein.

Item  9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

        The information required by this item will be included under the caption “ELECTION OF DIRECTORS” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference.

Item 11.   Executive Compensation

        The information required by this item will be included under the caption “MANAGEMENT - Executive Compensation” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        The information required by this item will be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

        The information required by this Item is will be included under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                 (a)    Exhibits

                          None

                 (b)    Reports on Form 8-K

                          There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPX Corp. (Registrant)

/s/Warren G. Lichtenstein
Warren G. Lichtenstein
Chief Executive Officer,
President, Secretary
and Treasurer

Date:  June 7, 2001

CPX CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-12

Unaudited Pro Forma Consolidated Financial Statements - Assuming 1 for 1,000 reverse stock split

Introduction	F-13

Unaudited Pro Forma Consolidated Balance Sheet - March 31, 2001	F-14

Unaudited Pro Forma Consolidated Statement of Operations - March 31, 2001	F-15

Notes to Unaudited Pro Forma Consolidated Financial Statements	F-16

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
of CPX Corp.

We have audited the accompanying consolidated balance sheets of CPX Corp. and Subsidiaries (formerly Cellpro, Incorporated) as of March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note B to the financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 28, 1998, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for the period from October 28, 1998 to June 1, 1999, the effective date of the confirmed “Debtor’s Second Amended Plan of Reorganization”, from the going concern basis to a liquidation basis. Subsequent to June 1, 1999 the financial statements have been prepared on the going concern basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPX Corp. and Subsidiaries as of March 31, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP
Grant Thornton LLP
Edison, New Jersey
May 14, 2001

CPX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

MARCH 31,

	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$ 1,325,085	$ 1,276,667

Total Assets	$ 1,325,085	$ 1,276,667
	–––––––––––	–––––––––––

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 24,239	$ 32,551
Total liabilities	24,239	32,551

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000
shares authorized and unissued	--	--
Common stock, $.001 par value; 29,000,000
shares authorized; 14,633,985 shares issued
and outstanding at March 31,2001 and 2000, respectively	14,634	14,634
Additional paid-in capital	165,371,947	165,371,947
Accumulated deficit	(164,085,735)	(164,142,465)
Total stockholders’ equity	1,300,846	1,244,116

Total Liabilities And Stockholders’ Equity	$ 1,325,085	$ 1,276,667
	–––––––––––	–––––––––––

The accompanying notes are an integral part of these financial statements.

CPX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED MARCH 31,

	2001	2000	1999
Product sales	$ --	$ --	$10,287,440
Total revenues	--	--	10,287,440

Costs and expenses:
Cost of product sales	--	--	12,233,636
Research and development	--	--	6,030,459
Selling, general and administrative	53,832	770,542	4,903,858
Employee compensation	--	--	5,891,023
Total costs and expenses	53,832	770,542	29,058,976

Loss from operations	(53,832)	(770,542)	(18,771,536)

Other income (expense):
Loss on sale of subsidiaries	--	--	(2,508,157)
Gain on legal settlement	--	1,400,000	--
Litigation provision	--	(1,217,165)	(5,533,393)
Refund of legal retainer	39,220	--	--
Interest income	70,139	211,604	924,788
Interest expense	--	(117,026)	--
Other, net	1,203	1,246,044	(712,883)
Total other income (expense)	110,562	1,523,457	(7,829,645)

Net income (loss)	$ 56,730	$ 752,915	$(26,601,181)
	–––––––––	–––––––––	–––––––––

Net income (loss) per share - basic and diluted	$ .00	$ .05	$ (1.82)

Weighted average number of common
shares outstanding during the period
--basic and diluted	14,633,985	14,633,985	14,628,054
	–––––––––	–––––––––	–––––––––

The accompanying notes are an integral part of these financial statements.

CPX CORP. AND SUBSIDIARIES

March 31, 2001, 2000 and 1999

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common stock Shares Amount		Additional paid-in capital	Accumulated deficit	Total
Balance at April 1, 1998	14,601,643	$ 14,602	$ 169,813,574	$(138,294,199)	$ 31,533,977

Issuance of common stock for
employee stock option plan
and 401(k) match	32,342	32	94,909	--	94,941

Net loss	--	--	--	(26,601,181)	(26,601,181)

Balance at March 31, 1999	14,633,985	14,634	169,908,483	(164,895,380)	5,027,737

Distribution to shareholders	--	--	(4,536,536)	--	(4,536,536)

Net income	--	--	--	752,915	752,915

Balance at March 31, 2000	14,633,985	14,634	165,371,947	(164,142,465)	$ 1,244,116

Net income	--	--	--	56,730	56,730

Balance at March 31, 2001	14,633,985	$ 14,634	$ 165,371,947	$(164,085,735)	$ 1,300,846
	––––––––	––––––––	––––––––	––––––––	––––––––

The accompanying notes are an integral part of these financial statements.

CPX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED MARCH 31,
	2001	2000	1999
Cash flows from operating activities: Net income (loss)	$ 56,730	$ 752,915	$(26,601,181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	--	--	1,664,859
Write-off of inventory	--	--	5,581,887
Loss on sale of subsidiaries	--	--	2,508,157
Loss on sale of equipment	--	--	2,682,750
Loss on investments	--	--	1,004,852
Gain on sale of intellectual property	--	--	(3,000,000)
Changes in assets and liabilities: Accounts receivable	--	213,690	1,298,945
Receivables from subsidiaries	--	370,030	3,790,667
Inventories	--	--	125,612
Prepaid expenses	--	222,239	74,606
Accounts payable	(8,312)	26,267	(531,926)
Other liabilities	--	(1,520,622)	(825,238)

Net cash provided by (used in) operating activities	48,418	64,519	(12,226,010)

Cash flows from investing activities: Purchase of property and equipment	--	--	(93,939)
Proceeds from sales and maturities of securities available for sale	--	--	8,373,284
Proceeds from sale of fixed assets	--	3,000	5,565,462
Investment in subsidiaries	--	--	(2,076,020)

Net cash provided by investing activities	--	3,000	11,768,787

Cash flows from financing activities: Payments on pre-petition debt, net	--	(11,315,563)	(2,835,993)
Issuance of Common Stock, net of issuance costs	--	--	94,941
Distribution to stockholders	--	(4,536,536)	--

Net cash used in financing activities	--	(15,852,099)	(2,741,052)

Net increase/(decrease) in cash and cash equivalents	48,418	(15,784,580)	(3,198,275)

Cash and cash equivalents: Beginning of period	1,276,667	17,061,247	20,259,522
End of period	$ 1,325,085	$ 1,276,667	$ 17,061,247
	––––––––––	––––––––––	––––––––––
(continued)

CPX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

YEAR ENDED MARCH 31,

	2001	2000	1999
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ --	$ 117,026	$ 42,294

In 2000, the Company transferred its 1,254,810 shares of VIMRx Pharmaceuticals, Inc. in satisfaction of a pre-petition debt. Such shares had a fair value of $1,367,743 at March 31, 1999, and $2,584,908 at the date of transfer.

The accompanying notes are an integral part of these financial statements.

CPX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001, 2000 and 1999

NOTE A –  SUMMARY OF ACCOUNTING POLICIES

        CPX Corp. (formerly CellPro, Incorporated) (the “Company”), a Delaware corporation, was a biotechnology company which specialized in developing, manufacturing, and marketing proprietary continuous-flow, cell-selection systems for use in a variety of therapeutic, diagnostic and research applications. The Company’s principal product, the CEPRATE (R) SC Stem Cell Concentration System, was primarily sold in the United States, Canada, and Europe. On October 28, 1998, the Company filed for protection under Chapter 11 of the United States Bankruptcy Court. On May 21, 1998 the Bankruptcy Court issued an order confirming the Company’s Amended Plan of Reorganization (the “Plan”). On June 1, 1999, the Company changed its name to CPX Corp. as part of the Plan under Chapter 11 of the United State Bankruptcy Code as described in Note B.

        A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.    Basis of Presentation

        The Company’s financial statements were prepared on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America. Subsequent to the Company emerging from protection under Chapter 11 of the United States Bankruptcy Court, the Company’s financial statements have been prepared on the going concern basis.

2.     Principals of Consolidation

        The consolidated financial statements include the accounts of CPX Corp. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. At March 31, 2001 and 2000, all of the Company’s subsidiaries had been sold.

3.     Cash Equivalents

        For purpose of the statement of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

4.     Equipment

        Equipment was stated at the lower of cost or its liquidation value. Depreciation was provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives ranging from two to five years. Leasehold improvements were amortized on a straight-line basis over the expected remaining term of the related lease. At March 31, 2001 and 2000, all of the Company’s property and equipment had been sold, disposed of or liquidated.

5.     Use of Estimates

        In preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

6.     Research and Development

        Research and development expenditures were charged to operations as incurred.

7.     Income (Loss) Per Common Share

        The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), Earnings Per Share (“EPS”). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. The loss per common share diluted for the year ended March 31, 1999 excludes options as their effect would have been anti-dilutive. For the years ended March 31, 2001 and 2000, all potentially dilutive common stock equivalents (approximately 29,000 options) were not included in the calculation since their exercise price exceeded the Company’s market price.

8.     Fair Value of Financial Instruments

        The carrying value of financial instruments (principally consisting of cash and cash equivalents, and accounts payable) approximates fair value because of the short-term nature of these items.

NOTE B  –  REORGANIZATION OF THE COMPANY

        On September 28, 1998, the Company entered into a Patent Settlement Agreement with The Johns Hopkins University, Becton Dickinson and Company and Baxter Healthcare Corporation (the “Plaintiffs”) to settle and compromise all pending and potential disputes and differences between them related to the civil actions then pending in the United States District Court for the District of Delaware related to patent infringement. On October 5, 1998, the Company also entered into a Securities Settlement Agreement with Oxford Systems, Inc., and various stockholders (the “Representative Plaintiffs”) to settle all claims in a class action suit against the Company (see Note G). On October 28, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. From the Petition Date to March 31, 1999, the Company was authorized to operate and manage its businesses and enter into all transactions that it could have entered into in the ordinary course of business without the approval of the Bankruptcy Court. Subsequent to the petition date, the Company began liquidating all inventory, property and equipment, and intellectual property. As a result, the Company changed its basis of accounting from a going concern basis to a liquidation basis of accounting. At March 31, 1999, a majority of the Company’s assets had been liquidated into cash and cash equivalents. On May 21, 1999, the Company entered into a plan of reorganization, which went into effect on June 1, 1999. The plan calls for a distribution of net available cash and cash equivalents realized from the remaining assets of the Company. The distribution date commenced on June 18, 1999 and was completed during fiscal year 2000. In accordance with the plan of reorganization the Company changed its name from CellPro, Incorporated to CPX Corp. In addition, the Company distributed funds to equity holders in June and September 1999. These distributions included a final payment from the proceeds of a legal settlement and the sale of its European subsidiaries. All material liabilities and contingencies were satisfied in full prior to fiscal 2001.

NOTE C –  MARKETABLE SECURITIES

        Marketable securities at March 31, 1999 comprised of 1,254,810 shares of VIMRx Pharmaceuticals, Inc.‘s common stock, which were delivered to the Representative Plaintiffs on June 18, 1999 in partial settlement of the Securities Settlement Agreement as discussed in Notes B and G. The securities were considered trading securities and accordingly were measured at fair market value, which totaled $1,367,743 at March 31, 1999 and $2,584,908 at June 18, 1999, the date of the transfer. Unrealized holding gains (losses) of $1,217,165 and ($632,257) were included in other income (expenses) in the Statement of Operations for the years ended March 31, 2000 and 1999, respectively. The market value per share of VIMRx Pharmaceuticals, Inc. was $1.09 and $2.06 as of March 31, 1999 and June 18, 1999, respectively.

NOTE D –  INVESTMENT IN AND RECEIVABLE FROM SUBSIDIARIES

        The Company had several subsidiaries in Europe to coordinate international marketing and clinical trials. Subsequent to October 28, 1998, the subsidiaries discontinued their operations and began liquidating their assets. At March 31, 1999, the Company had a net investment in such subsidiaries of $100,030, which was the agreed-upon sales price of the subsidiaries according to a settlement agreement entered into on June 17, 1999, and a receivable of $270,000, which was to be collected in conjunction with the settlement agreement. The remaining inter-company balances not realized in the sale of such subsidiaries totaled $2,508,157 and were written off in the year ended March 31, 1999. The settlement monies of these balances were collected in 2000, and then were distributed to stockholders.

NOTE E –  LEGAL REFUNDS

        During the year ended March 31, 2000, the Company received a refund of $250,000 of previously paid legal fees, which has been reflected as a reduction of selling, general and administrative expenses. During the year ended March 31, 2001, the Company received a refund of $39,220 of previously paid legal fees, which has been shown as other income.

NOTE F – STOCK OPTIONS

        In 1989, the Company adopted a stock option plan administered by a plan administrator designated by the Board of Directors. A total of 4,155,000 shares were available for issuance under the Plan. Options generally vested over periods ranging from 1 to 4 years and had a term of ten years from the date of grant.

        The stock option plan is accounted for under APB Opinion 25 and related Interpretations. The options were exercisable at not less than the market value of the Company’s common stock on the date of the grant. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method required by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (“SFAS 123”), the effect on the Company’s net loss would have been immaterial for the year ended March 31, 1999.

        At March 31, 1999, all stock options had been cancelled or forfeited with the exception of 116,532 shares outstanding, at an average strike price of $5.26 per share, to the remaining employees of the Company. On June 1, 1999, the stock option plan was cancelled in accordance with the Bankruptcy Plan, and all outstanding stock options were cancelled.

        During fiscal year 2000, the Company proposed to adopt, pending stockholder approval, the 1999 Stock Option Plan and the 1999 Directors Stock Option Plan. The Company has reserved 1,500,000 and 750,000 options under these plans, respectively. As of March 31, 2001 there were no options granted, issued or outstanding and these plans were still awaiting stockholder approval. Management has committed approximately 300,000 stock options to members of the board pending this approval.

NOTE G - COMMITMENTS AND CONTINGENCIES

1.    Securities Settlement Agreement

        On March 16, 1998, the Representative Plaintiffs filed a lawsuit in United States District Court against the Company, certain of the Company’s officers and directors, and the law firm that represented the Company in prior patent disputes. On October 5, 1998, the actions had been settled in principle and the District Court approved the settlement on May 19, 1999. The settlement called for a cash payment of $1.5 million to be deposited into an escrow account on or before October 15, 1998 and the transfer of 1,254,810 shares of VIMRx Pharmaceutical, Inc.‘s common stock as described in Note C. At March 31, 2000 the Company has satisfied all requirements of the settlement.

2.    Patent Settlement Agreement

        On September 28, 1998, the Company entered into a settlement agreement with the Plaintiffs. The settlement agreement provided, among other things, for payments by the Company aggregating approximately $15.7 million in exchange for the Plaintiffs’ settlement and compromise of all claims relating to this litigation. The Company had partially satisfied its obligations with a $9 million bond issued in their favor by Insurance Company of North America and cash held by the Company. At March 31, 1999, the Company had accrued approximately $8 million to satisfy its remaining obligation, which was paid in full in 2000.

3.    Disputed and Disallowed Claims

        The Bankruptcy Court ordered that all claims against the Company must either have been properly listed in the Schedules by the Company or have filed a proof of claim with the Bankruptcy Court on or before December 31, 1998. Legal counsel advised the Company as of June 18, 1999, that all prepetition claims that were timely filed against the Company had been evaluated and resolved. It was legal counsel’s experience that prepetition claims will continue to be filed, from time to time, and certain of these claimants may contest the disallowance of their claim. No assurances can be given that all late filed claims will be disallowed by the Bankruptcy Court. At March 31, 2001 the Company and its legal counsel were unaware of any such late claims.

4.    Executory Contracts

        The Bankruptcy Code authorized the Company to “reject” executory contracts and unexpired leases and to have the resulting liability from the rejection (anticipatory breach) of the contract or lease treated as a prepetition unsecured claim. On February 7, 1999, the Bankruptcy Court approved the rejection of over 300 executory contracts as of December 23, 1998. Pursuant to an Order of Court, claims related to those rejections had to be filed no later than March 7, 1999. As of June 18, 1999, all such rejected claims that were timely-filed were evaluated and resolved. The bankruptcy plan filed on May 21, 1999, which went into effect on June 1, 1999, also provided for rejection of any executory contracts that had not specifically been assumed or rejected. The Company was not aware of any such executory contracts and no claim arising out of such rejection has yet been asserted. The deadline established by the Plan for asserting such claims passed on July 1, 1999.

NOTE H –  STOCKHOLDER DISTRIBUTIONS

        In accordance with the plan of reorganization described in Note B, all holders of the Company’s common stock received a pro rata distribution of the available cash as of the distribution date. On June 18, 1999, the Company distributed $3,073,137 or $.21 per share on the total outstanding shares of 14,633,985 to the stockholders. On September 30, 1999, a final distribution, based on the proceeds of a legal settlement and the sale of its European subsidiaries, of $1,463,399 or $.10 per share was distributed to the stockholders.

NOTE I –  RELATED PARTY TRANSACTIONS

        The Company is related to an affiliate through common ownership and management. The affiliate paid $70,000 in various legal expenses for the Company during the bankruptcy period. The Company had reimbursed in full the affiliate as of March 31, 2000.

NOTE J –  INCOME TAXES

        The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (“SFAS 109”). At March 31, 1999, the Company had accumulated net operating loss carryforwards of approximately $160 million, which expire through 2020. This amount will be reduced by pre-petition debts forgiven or settled at less than the original value as approved in the Plan. The Company also has cumulative research and development tax credit carryforwards of approximately $5 million, which expire through 2013. Differences between the tax bases of assets and liabilities and their financial statement amounts are reflected as deferred income taxes based on enacted tax rates. The principal differences in bases result from changes in various accrued liabilities. The accumulated net operating loss, research and development credit carryforwards and the differences between tax and financial reporting bases of litigation accruals result in net deferred income tax assets of approximately $61.6 million which have been reduced by a valuation allowance of an equal amount.

        The Company’s ability to use its net operating losses to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended (the “Code”). These restrictions could limit the Company’s future use of its net operating losses if certain stock ownership changes described in the Code occur.

NOTE K –  SUBSEQUENT EVENTS

        On May 3, 2001, the Company filed a preliminary proxy statement with the Securities and Exchange Commission. The proxy calls for stockholders to vote on various proposals including amending the Company’s Certificate of Incorporation to provide for a one-for-one thousand reverse stock split. If approved, this proposal will enable the Company to “go private”. This matter, subject to stockholder approval, will be voted on at the next annual meeting of stockholders.

CPX CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

March 31, 2001

INTRODUCTION

The accompanying unaudited pro forma consolidated balance sheet as of March 31, 2001 and consolidated statement of operations for the year ended March 31, 2001 have been prepared to give effect to the reverse stock split in each case, as if it had occurred on March 31, 2001, and April 1, 2000, respectively, and is intended for informational purposes only.

All adjustments necessary to fairly present this pro forma consolidated financial information have been made based on available information and assumptions which, in the opinion of management, are reasonable. All such pro forma adjustments and the assumptions on which they are based are described in the accompanying notes to the unaudited pro forma consolidated financial statements. The unaudited pro forma consolidated financial information is based upon, and should be read in conjunction with, the historical consolidated financial statements of the Company and the notes thereto. The unaudited pro forma consolidated financial statements do not purport to represent what the Company’s results of operations or financial condition would actually have been for the effect of a 1 for 1,000 reverse stock split, the change in par value of the Company’s common stock and the estimated expenses associated with the “going private” transaction described herein in fact occurred as of such dates or to project the Company’s results of operations or financial condition for any future period or as of any date. In addition, there can be no assurance that the assumptions used in the preparation of the unaudited pro forma consolidated financial statements will prove to be correct.

CPX CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA
CONSOLIDATED BALANCE SHEET

March 31, 2001

ASSETS

	Actual	Pro Forma Adjustments	Pro Forma
Cash	$ 1,325,085	$ (94,246)A	$ 1,140,839
		(90,000)B

Total Assets	$ 1,325,085	$ (184,246)	$ 1,140,839
	––––––––––	––––––––––	––––––––––

LIABILITIES

Accounts payable	$ 24,239	--	$ 24,239

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 1,000,000 shares authorized and unissued	--	--	--
Common stock, $1 par value; 29,000 shares authorized; 13,587 shares issued and outstanding	14,634	(1,047)C	13,587
Additional paid-in capital	165,371,947	1,047 C	165,372,994
Accumulated deficit	(164,085,735)	90,000 B	(164,175,735)
	1,300,846	90,000	1,210,846

Less shares held in treasury, at cost; 1,047 common shares at March 31, 2001	--	94,246 A	(94,246)

Total stockholders’ equity	1,300,846	184,246	1,116,600

Total Liabilities and Stockholders’ Equity	$ 1,325,085	$ 184,246	$ 1,140,839
	––––––––––	––––––––––	––––––––––

The accompanying notes are an integral part to this financial statement.

CPX CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA
CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended March 31, 2001

	Actual	Pro Forma Adjustments	Pro Forma
Revenues	$ --	--	$ --

Costs and Expenses:
Selling, general and administrative expenses	53,832	90,000 B	143,832

Total costs and expenses	53,832	90,000	143,832

Loss from operations	(53,832)	(90,000)	(143,832)

Other income (expense): Refund of legal retainer	39,220	--	39,220
Interest income, net	70,139	--	70,139
Other, net	1,203	--	1,203

Total other income (expense)	110,562	--	110,562

Net income (loss)	$ 56,730	(90,000)	$ (33,270)
	–––––––––	–––––––––	–––––––––

Basic and diluted net earnings (loss) per share	$ 0.00		$ (2.45)
	–––––––––		–––––––––

Weighted Average Shares Outstanding	14,633,985		13,587
	–––––––––		–––––––––

The accompanying notes are an integral part to this financial statement.

CPX CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

         The adjustments below reflect the effect of a 1 for 1,000 reverse split, the change in par value of the Company’s common stock and estimated expenses associated with the “going private” transaction and were prepared based on data currently available and in some cases are based on estimates of approximations. It is possible that the actual amounts to be recorded may have an impact on the results of operations and the balance sheet different from that reflected in the accompanying unaudited pro forma consolidated financial statements.

A	To record the payment to stockholders in connection with the reverse stock split for fractional shares.

B	To record the payment of estimated expenses associated with the transaction.

C	To adjust the common stock to reflect the par value per the amended Certificate of Incorporation.